Form 10-Q
period 2026-06-30
Sarepta Therapeutics, Inc.
filed 2026-08-05
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	105,627,021
(Class)	(Outstanding as of July 31, 2026)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	As of June 30, 2026	As of December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$571,148	$801,282
Short-term investments	217,341	138,368
Accounts receivable, net	376,824	398,233
Inventory	904,273	914,744
Manufacturing-related deposits and prepaids	48,454	113,455
Other current assets	105,784	171,856
Total current assets	2,223,824	2,537,938
Property and equipment, net	325,991	345,125
Right of use assets	120,847	125,495
Non-current inventory	226,333	184,543
Non-current investments	145,372	1,048
Other non-current assets	146,145	155,554
Total assets	$3,188,512	$3,349,703

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$50,982	$280,841
Accrued expenses	325,232	359,659
Deferred revenue, current portion	110,132	443,397
Other current liabilities	16,562	11,393
Total current liabilities	502,908	1,095,290
Long-term debt	847,623	828,974
Lease liabilities, net of current portion	198,226	199,378
Deferred revenue, net of current portion	110,132	83,910
Other non-current liabilities	1,825	1,529
Total liabilities	1,660,714	2,209,081
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 198,000,000 shares authorized; 106,279,142 and 105,623,500 issued and outstanding, respectively, at June 30, 2026 and 105,615,096 and 104,964,220 issued and outstanding, respectively, at December 31, 2025	11	11
Treasury stock, at cost, 655,642 and 650,876 shares at June 30, 2026 and December 31, 2025, respectively	(25,263)	(25,263)
Additional paid-in capital	6,104,530	6,042,586
Accumulated other comprehensive (loss) income, net of tax	(565)	272
Accumulated deficit	(4,550,915)	(4,876,984)
Total stockholders’ equity	1,527,798	1,140,622
Total liabilities and stockholders’ equity	$3,188,512	$3,349,703

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Products, net	$328,689	$513,123	$659,204	$1,124,646
Collaboration and other	72,562	97,968	472,850	231,301
Total revenues	401,251	611,091	1,132,054	1,355,947

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	149,385	152,558	258,153	290,122
Research and development	91,258	204,392	245,218	977,840
Selling, general and administrative	107,600	137,897	216,551	271,526
Litigation contingency charge	39,000	—	39,000	—
Amortization of in-licensed rights	717	667	1,408	1,268
Total cost and expenses	387,960	495,514	760,330	1,540,756
Operating income (loss)	13,291	115,577	371,724	(184,809)

Other (loss) income, net:
Other (expense) income, net	(15,040)	38,061	(30,299)	(45,071)

(Loss) income before income tax expense (benefit)	(1,749)	153,638	341,425	(229,880)
Income tax expense (benefit)	3,141	(43,254)	15,356	20,736
Net (loss) income	$(4,890)	$196,892	$326,069	$(250,616)

Other comprehensive (loss) income:
Unrealized (losses) gains on investments, net of tax	(444)	(85)	(837)	167
Total other comprehensive (loss) income	(444)	(85)	(837)	167
Comprehensive (loss) income	$(5,334)	$196,807	$325,232	$(250,449)

(Loss) earnings per share:
Basic	$(0.05)	$2.01	$3.10	$(2.57)
Diluted	$(0.05)	$1.89	$2.99	$(2.57)

Weighted average number of shares of common stock used in computing (loss) earnings per share:
Basic	105,431	98,005	105,211	97,685
Diluted	105,431	106,623	122,260	97,685

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

						Accumulated
					Additional	Other		Total
	Common Stock Issued		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE AT DECEMBER 31, 2025	105,615	$11	(651)	$(25,263)	$6,042,586	$272	$(4,876,984)	$1,140,622
Exercise of options for common stock	25	—	—	—	241	—	—	241
Vest of restricted stock units	587	—	(5)	—	—	—	—	—
Stock-based compensation	—	—	—	—	33,673	—	—	33,673
Unrealized losses on investments, net of tax	—	—	—	—	—	(393)	—	(393)
Net income	—	—	—	—	—	—	330,959	330,959
BALANCE AT MARCH 31, 2026	106,227	$11	(656)	$(25,263)	$6,076,500	$(121)	$(4,546,025)	$1,505,102
Vest of restricted stock units	52	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	28,030	—	—	28,030
Unrealized losses on investments, net of tax	—	—	—	—	—	(444)	—	(444)
Net loss	—	—	—	—	—	—	(4,890)	(4,890)
BALANCE AT JUNE 30, 2026	106,279	$11	(656)	$(25,263)	$6,104,530	$(565)	$(4,550,915)	$1,527,798

						Accumulated
					Additional	Other		Total
	Common Stock Issued		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
BALANCE AT DECEMBER 31, 2024	96,900	$10	—	$—	$5,738,924	$(218)	$(4,210,974)	$1,527,742
Cumulative effect of accounting change to adopt ASU 2025-07	—	—	—	—	—	—	47,400	47,400
Exercise of options for common stock	146	—	—	—	9,036	—	—	9,036
Vest of restricted stock units	1,135	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	74	—	—	—	6,645	—	—	6,645
Stock-based compensation	—	—	—	—	46,556	—	—	46,556
Unrealized gains on investments, net of tax	—	—	—	—	—	252	—	252
Net loss	—	—	—	—	—	—	(447,508)	(447,508)
BALANCE AT MARCH 31, 2025	98,255	$10	—	$—	$5,801,161	$34	$(4,611,082)	$1,190,123
Exercise of options for common stock	57	—	—	—	1,500	—	—	1,500
Vest of restricted stock units	45	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	41,618	—	—	41,618
Repurchases of common stock	—	—	(651)	(25,263)	—	—	—	(25,263)
Unrealized losses on investments, net of tax	—	—	—	—	—	(85)	—	(85)
Net income	—	—	—	—	—	—	196,892	196,892
BALANCE AT JUNE 30, 2025	98,357	$10	(651)	$(25,263)	$5,844,279	$(51)	$(4,414,190)	$1,404,785

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$326,069	$(250,616)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Stock-based compensation	53,871	78,453
Depreciation and amortization	21,003	20,818
Non-cash interest expense	19,006	2,602
Non‑cash inventory write‑downs for obsolescence	11,599	—
Reduction in the carrying amounts of the right of use assets	6,322	7,956
Loss on strategic investments	2,160	54,007
Accretion of investment discount, net	(1,435)	(3,778)
Other	(1,298)	701
Changes in operating assets and liabilities, net:
Decrease in accounts receivable	21,409	74,693
Decrease in manufacturing-related deposits and prepaids	69,279	68,869
Increase in inventory	(29,845)	(236,548)
Decrease (increase) in other assets	67,840	(37,258)
Decrease in deferred revenue	(307,043)	(59,825)
Decrease in accounts payable	(229,859)	(77,740)
(Decrease) increase in accrued expenses	(37,331)	20,160
Increase in lease liabilities and other liabilities	2,640	15,406
Net cash used in operating activities	(5,613)	(322,100)

Cash flows from investing activities:
Purchase of investments	(351,045)	(45,084)
Maturity and sales of investments	126,919	109,384
Purchase of property and equipment	(2,636)	(75,447)
Purchase of intangible assets	(1,000)	(2,000)
Acquisition of strategic investment	—	(245,819)
Net cash used in investing activities	(227,762)	(258,966)

Cash flows from financing activities:
Proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program	241	17,181
Proceeds from borrowings under the Revolving Credit Facility	425,000	—
Repayments of borrowings under the Revolving Credit Facility	(425,000)	—
Repurchases of common stock	—	(25,013)
Payments related to obtaining Revolving Credit Facility	—	(3,514)
Net cash provided by (used in) financing activities	241	(11,346)

Decrease in cash, cash equivalents and restricted cash	(233,134)	(592,412)

Cash, cash equivalents and restricted cash:
Beginning of period	814,407	1,118,589
End of period	$581,273	$526,177

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$571,148	$510,598
Restricted cash in other assets	10,125	15,579
Total cash, cash equivalents and restricted cash	$581,273	$526,177

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$9,472	$20,093
Cash paid during the period for interest	$24,047	$7,188
Supplemental schedule of non-cash activities:
Intangible assets and property and equipment included in accounts payable and accrued expenses	$6,365	$26,466
Capitalized stock-based compensation and depreciation as inventory	$13,073	$14,210
Lease liabilities arising from obtaining right of use assets	$—	$5,232
Contingent consideration liabilities derecognized in connection with adoption of ASU 2025‑07	$—	$47,400

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Sarepta Therapeutics, Inc. (together with its wholly-owned subsidiaries, “Sarepta” or the “Company”) is a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, small interfering RNA ("siRNA") knockdown therapies, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying its proprietary, differentiated and innovative technologies, and through collaborations with its strategic partners, the Company has developed multiple approved products for the treatment of Duchenne muscular dystrophy (“Duchenne”) and is developing potential therapeutic candidates for a broad range of diseases and disorders, including Duchenne, Myotonic Dystrophy type 1 (“DM1"), facioscapulohumeral muscular dystrophy (“FSHD”), Huntington's Disease ("HTT"), limb girdle muscular dystrophy ("LGMD"), and other neuromuscular and central nervous system disorders.

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

As of June 30, 2026, the Company had $945.0 million of cash, cash equivalents, restricted cash and investments, consisting of $571.1 million of cash and cash equivalents, $362.7 million of investments and $11.2 million of non-current restricted cash and investments. The Company believes that its balance of cash, cash equivalents and investments as of the date of the issuance of this report, along with future cash inflows from operations and availability under the Company's Revolving Credit Facility (please refer to Note 13, Revolving Credit Facility for further information) is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue additional cash resources through public or private debt and equity financings, seek funded research and development arrangements and additional government contracts and establish collaborations with or license its technology to other companies.

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

In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. GAAP, but that is not required for interim reporting purposes, has been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2025 which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission on March 2, 2026. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year.

Estimates and Uncertainties

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash held at financial institutions, cash equivalents, investments and accounts receivable, net, from customers. As of June 30, 2026, the Company’s cash was concentrated at six financial institutions, which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions. The Company also purchases commercial paper, government and government agency bonds, corporate bonds, certificates of deposit and bank time deposits issued by highly rated corporations, financial institutions and governments and limits the amount of credit exposure to any one issuer. These amounts may at times exceed federally insured limits. The Company has not experienced any credit losses related to these financial instruments and does not believe to be exposed to any significant credit risk related to these instruments. As of June 30, 2026, four entities accounted for 34%, 24%, 21% and 10% of accounts receivable, net, respectively. As of December 31, 2025, four entities accounted for 33%, 26%, 20% and 10% of accounts receivable, net, respectively.

Significant Accounting Policies

For details about the Company's accounting policies, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

Recently adopted

Effective in the fourth quarter of 2025, the Company early adopted Accounting Standard Update ("ASU") 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Scope Refinements ("ASU 2025-07") using the modified retrospective transition method. The Company recorded the cumulative effect of this accounting change to remove the previously recognized derivative liabilities as of January 1, 2025, reducing the contingent consideration liability by $47.4 million, with an offsetting adjustment to accumulated deficit. Accordingly, the comparative stockholders' equity balance as of June 30, 2025 presented herein reflects this $47.4 million reduction to opening accumulated deficit and differs from the previously reported stockholders' equity balance in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025. There is no impact to the previously reported net income (loss) for the three and six months ended June 30, 2025. For additional information regarding the adoption of ASU 2025-07, please refer to Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the Annual Report on Form 10-K for the year ended December 31, 2025.

3. LICENSE AND COLLABORATION AGREEMENTS

Arrowhead Pharmaceuticals, Inc.

In November 2024, the Company and Arrowhead Pharmaceuticals, Inc. (“Arrowhead”) entered into an exclusive global license and collaboration agreement and a stock purchase agreement (collectively, the “Arrowhead Collaboration Agreement”) that subsequently became effective as of February 7, 2025 (the “Effective Date”).

The Arrowhead Collaboration Agreement granted the Company an exclusive license under certain of Arrowhead’s intellectual property rights to develop, manufacture and commercialize the lead candidate (and all backup candidates) for the programs listed below. The following table summarizes the current development stage of each program:

Development Stage	Indication
Arrowhead Clinical Programs

(a) DUX4 for the treatment of FSHD;

(b) DM1 for the treatment of myotonic dystrophy type 1;

(c) ATXN2 for the treatment of ataxias;

(d) MMP7 for the treatment of idiopathic pulmonary fibrosis; and

(e) HTT for the treatment of Huntington’s Disease.

Arrowhead Pre-clinical Programs	(a) ATXN1 for the treatment of ataxias; and (b) ATXN3 for the treatment of ataxias.

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

Upon the effectiveness of the Arrowhead Collaboration Agreement, the Company paid Arrowhead an up-front payment of $500.0 million and invested $325.0 million in approximately 11.9 million shares of Arrowhead's common stock at a premium to the valuation on the closing date. On the Effective Date:

•
$241.4 million was allocated to the equity investment in Arrowhead and recorded within strategic investments on the Company’s unaudited condensed consolidated balance sheets, based on the closing price of Arrowhead’s common stock traded on the Nasdaq Global Select Market (“Nasdaq”), and
•
$583.6 million was allocated to the up-front license fee representing rights to potential future benefits associated with research and development activities that have no alternative future use and recorded as research and development expense, on the Company’s unaudited condensed consolidated statement of comprehensive (loss) income.

The Company will reimburse Arrowhead for certain pre-determined development activities for the Arrowhead Clinical Programs. Each party is responsible for the costs and expenses of other development activities under the Arrowhead Collaboration Agreement. Arrowhead will complete all manufacturing activities necessary for their development activities and provide clinical supply for all Arrowhead Programs and commercial supply for the Arrowhead Clinical Programs. For the three and six months ended June 30, 2026, the Company recorded $6.3 million and $14.8 million, respectively, of research and development expense related to reimbursable development costs incurred by Arrowhead. For the three and six months ended June 30, 2025, the Company recorded $6.5 million and $8.8 million, respectively, of research and development expense related to reimbursable development costs incurred by Arrowhead.

Additionally, the Company will pay Arrowhead an aggregate total of $250.0 million in annual installments of $50.0 million over five years (“Annual Collaboration License Fees”), with the first payment due on the first anniversary of the Effective Date. The Annual Fees are contingent upon the Company not terminating the Arrowhead Collaboration Agreement. For the six months ended June 30, 2026, the Company paid and recorded the first $50.0 million Annual Collaboration License Fee in research and development expense in the unaudited condensed consolidated statements of comprehensive (loss) income. Over the term of the Arrowhead Collaboration Agreement, the Company may be obligated to make payments to Arrowhead totaling up to $10.3 billion upon the achievement of certain development, regulatory and sales milestones, inclusive of two milestones associated with the continued enrollment of certain cohorts of a Phase 1/2 study for the DM1 program (the "Arrowhead DM1 Milestones"), totaling $300.0 million, both of which were achieved and recognized during the year ended December 31, 2025. During the six months ended June 30, 2026, the Company paid $200.0 million in cash related to the second Arrowhead DM1 Milestone, which was included in accounts payable as of December 31, 2025. For details about the Arrowhead DM1 Milestones, please read Note 3, License and Collaboration

Agreements of the Annual Report on Form 10-K for the year ended December 31, 2025. Furthermore, upon commercialization, the Company will be required to make tiered royalty payments based on net sales.

F. Hoffmann-La Roche Ltd.

For the six months ended June 30, 2026, the Company recognized $365.0 million of collaboration revenue associated with the license, collaboration and option agreement (the “Roche Collaboration Agreement”) with F. Hoffmann-La Roche Ltd. (“Roche”), with no collaboration revenue recognized during the three months ended June 30, 2026. For the three and six months ended June 30, 2025, the Company recognized $63.5 million and $175.5 million, respectively, of collaboration revenue associated with the Roche Collaboration Agreement. Under the Roche Collaboration Agreement, the Company granted Roche options to acquire ex-U.S. rights to certain future Duchenne development programs (the “Options”) in exchange for separate option exercise payments, milestone and royalty considerations and cost-sharing provisions. These Options were accounted for as material rights related to individual programs and recorded in deferred revenue at the inception of the Roche Collaboration Agreement. The value assigned to the material rights is included in deferred revenue until such rights expire or are exercised.

In February 2026, Roche declined to exercise an Option for certain program rights, which resulted in the immediate recognition of $325.0 million of collaboration revenue during the six months ended June 30, 2026. Additionally, Roche dosed the first commercial patient in Japan during the six months ended June 30, 2026, which resulted in the recognition of a $40.0 million milestone payment as collaboration revenue under the Roche Collaboration Agreement.

In June 2025, the Company received a milestone payment of $63.5 million in connection with the receipt of regulatory approval of ELEVIDYS in Japan for individuals ages 3- to less than 8-years-old, who do not have any deletions in exon 8 and/or exon 9 in the Duchenne gene and who are negative for anti-AAVrh74 antibodies. The milestone payment was included in collaboration and other revenues for the three and six months ended June 30, 2025. In February 2025, an Option for a certain program expired, which resulted in the immediate recognition of $112.0 million of collaboration revenue for the six months ended June 30, 2025.

In accordance with the Roche Collaboration Agreement, the parties agreed to enter into a supply agreement in order to supply them with clinical and commercial batches of ELEVIDYS (the “Roche Supply Agreement”). Roche utilizes the supply for sales of ELEVIDYS in territories outside of the U.S. where Roche has received certain approvals for ELEVIDYS. While the Roche Supply Agreement is in the process of being negotiated, the Company has delivered commercial ELEVIDYS supply to Roche that is agreed upon on a purchase order-by-purchase order basis. Contract manufacturing revenue and royalty revenue are included in collaboration and other revenues in the unaudited condensed consolidated statements of comprehensive (loss) income. During the three and six months ended June 30, 2026, Roche product cost of sales exceeded Roche contract manufacturing revenue as a portion of write-offs of certain batches of ELEVIDYS that did not meet quality specifications in the period, the Company's reserve for obsolete ELEVIDYS inventory on hand and scrapped and expired materials were allocated to Roche product cost of sales. The following table summarizes certain Roche activity for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Contract manufacturing revenue	$54,399	$27,023	$85,504	$44,402
Royalty revenue	8,163	7,445	12,346	11,399
Roche product cost of sales	(58,203)	(21,818)	(97,856)	(33,961)

The costs associated with co-development activities performed under the Roche Collaboration Agreement are included in operating expenses, with any reimbursement of costs by Roche reflected as a reduction of such expenses when the related expense is incurred. For the three and six months ended June 30, 2026, costs reimbursable by Roche and reflected as a reduction to operating expenses were $7.2 million and $15.4 million, respectively. For the three and six months ended June 30, 2025, costs reimbursable by Roche and reflected as a reduction to operating expenses were $25.7 million and $54.2 million, respectively. As of June 30, 2026 and December 31, 2025, there was $45.0 million and $104.1 million of collaboration and other receivables included in other current assets on the unaudited condensed consolidated balance sheets, respectively.

As of June 30, 2026 and December 31, 2025, the Company had total deferred revenue of $220.3 million and $527.3 million, of which $110.1 million and $443.4 million are classified as current, respectively. As of June 30, 2026 and December 31, 2025, all of the deferred revenue related to the Roche Collaboration Agreement and Roche Supply Agreement.

Milestone Obligations

Including the Arrowhead Collaboration Agreement, the Company has license and collaboration agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of June 30, 2026, the Company may be obligated to make up to $12.1 billion of future development, regulatory, commercial and up-front royalty payments associated with its collaboration and license agreements.

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

During the six months ended June 30, 2026, there were no transfers into or out of Level 3. The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of June 30, 2026
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$196,171	$196,171	$—	$—
Government and government agency bonds	270,368	—	270,368	—
Corporate bonds	97,464	—	97,464	—
Strategic investments	6,348	1,917	—	4,431
Commercial paper	2,563	—	2,563	—
Certificates of deposit	2,898	—	2,898	—
Deferred compensation plan assets	1,224	1,224	—	—
Total assets	$577,036	$199,312	$373,293	$4,431

	Fair Value Measurement as of December 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$474,914	$474,914	$—	$—
Government and government agency bonds	179,765	—	179,765	—
Corporate bonds	42,583	—	42,583	—
Strategic investments	9,520	4,089	—	5,431
Commercial paper	3,614	—	3,614	—
Certificates of deposit	3,368	—	3,368	—
Deferred compensation plan assets	883	883	—	—
Total assets	$714,647	$479,886	$229,330	$5,431

The Company’s assets with a fair value categorized as Level 1 within the fair value hierarchy include money market funds, the Company's strategic investment in a biotechnology company listed on Nasdaq and assets associated with the Company's deferred compensation plan that are held in a trust.

The Company's assets with a fair value categorized as Level 2 within the fair value hierarchy consist of government and government agency bonds, corporate bonds, commercial paper and certificates of deposit. These assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period. The Company uses observable market inputs to determine value, which primarily consist of reportable trades. Certain highly liquid investments with maturities of less than three months at the date of acquisition are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

The Company’s assets with a fair value categorized as Level 3 within the fair value hierarchy consist of strategic investments in private biotechnology companies whose fair value measurement is based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. At the end of each reporting period, the fair value of the Company's strategic investments that are not listed securities are adjusted if the issuers were to issue similar or identical securities or when there is a triggering event for impairment. Impairments and other measurement events related to the Company's Level 3 strategic investments were not material during the three and six months ended June 30, 2026 and 2025.

The fair values of the Company's 1.25% convertible senior notes due September 15, 2027 (the “2027 Notes”) and the Company’s 4.875% convertible senior notes due September 1, 2030 (the "2030 Notes") are based on open market trades and are classified as Level 1 in the fair value hierarchy. The following table summarizes the Company's debt instruments by indenture for the periods indicated:

	As of June 30, 2026	As of December 31, 2025
	(in thousands)
Net carrying value of the 2027 Notes	$157,806	$157,478
Net carrying value of the 2030 Notes	689,817	671,496
Total carrying value of debt instruments	$847,623	$828,974

Fair value of 2027 Notes	$149,918	$143,076
Fair value of 2030 Notes	760,332	721,791
Total fair value of debt instruments	$910,250	$864,867

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, net, accounts payable and bank time deposits included in short-term investments approximated fair value because of the immediate or short-term maturity of these financial instruments.

5. FINANCIAL INSTRUMENTS

The following table summarizes the Company’s financial assets with maturities of less than three months at the date of acquisition included in cash equivalents in the unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of June 30, 2026	As of December 31, 2025
	(in thousands)
Money market funds	$196,171	$474,914
Government and government agency bonds	10,952	89,914
Corporate bonds	2,132	—
Total	$209,255	$564,828

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company's available-for-sale securities as of June 30, 2026 and December 31, 2025 was approximately eleven and three months, respectively. All of the Company's non-current investments as of June 30, 2026 and December 31, 2025 had maturities between one and two years.

The following tables summarize the Company’s financial instruments for each of the periods indicated:

	As of June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$558,063	$—	$—	$558,063
Government and government agency bonds	270,965	1	(598)	270,368
Corporate bonds	97,567	5	(108)	97,464
Commercial paper	2,563	—	—	2,563
Certificates of deposit	2,898	—	—	2,898
Bank time deposits	2,505	—	—	2,505
Total cash, cash equivalents and investments	$934,561	$6	$(706)	$933,861
As reported:
Cash and cash equivalents	$571,149	$—	$(1)	$571,148
Short-term investments	217,666	6	(331)	217,341
Non-current investments	145,746	—	(374)	145,372
Total cash, cash equivalents and investments	$934,561	$6	$(706)	$933,861

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$711,368	$—	$—	$711,368
Government and government agency bonds	179,615	150	—	179,765
Corporate bonds	42,527	56	—	42,583
Commercial paper	3,614	—	—	3,614
Certificates of deposit	3,368	—	—	3,368
Total cash, cash equivalents and investments	$940,492	$206	$—	$940,698
As reported:
Cash and cash equivalents	$801,269	$13	$—	$801,282
Short-term investments	138,175	193	—	138,368
Non-current investments	1,048	—	—	1,048
Total cash, cash equivalents and investments	$940,492	$206	$—	$940,698

6. PRODUCT REVENUES, NET, ACCOUNTS RECEIVABLE, NET AND RESERVES FOR PRODUCT REVENUES

Net product revenues, which includes revenues associated with the PMO Products and ELEVIDYS, consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
PMO Products
United States	$198,605	$202,922	$387,394	$388,750
Rest of World	31,959	28,350	71,720	79,060
Total PMO product revenues, net	$230,564	$231,272	$459,114	$467,810
ELEVIDYS
United States	$98,125	$281,851	$200,090	$656,836
Total ELEVIDYS product revenues, net	$98,125	$281,851	$200,090	$656,836
Total product revenues, net	$328,689	$513,123	$659,204	$1,124,646

For the three and six months ended June 30, 2026 and 2025, no individual country outside the U.S. exceeded 10% of total net product revenues.

The following table summarizes the Company's net product revenues, by customer, for those customers that exceeded 10% for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Product revenues, net
Customer 1	35%	25%	37%	22%
Customer 2	22%	15%	21%	13%

As of June 30, 2026 and December 31, 2025, the Company's accounts receivable, net were $376.8 million and $398.2 million, respectively, both of which were related to product sales, net of discounts and allowances. As of June 30, 2026, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms that generally require payment within 65 to 90 days. Outside of the U.S., the majority of the Company’s customers have payment terms ranging between 90 and 150 days.

The following tables summarize an analysis of the change in reserves for discounts and allowances for each of the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2025	$25,563	$116,585	$3,831	$54,057	$200,036
Provision	48,056	78,427	7,598	42,201	176,282
Adjustments relating to prior periods	—	(4,486)	(1,429)	(21)	(5,936)
Payments/credits	(52,925)	(72,801)	(5,994)	(53,066)	(184,786)
Balance, as of June 30, 2026	$20,694	$117,725	$4,006	$43,171	$185,596

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2024	$45,904	$107,843	$5,941	$34,611	$194,299
Provision	131,842	109,973	10,965	45,012	297,792
Adjustments relating to prior periods	—	(9,497)	—	(625)	(10,122)
Payments/credits	(130,222)	(64,359)	(11,251)	(43,412)	(249,244)
Balance, as of June 30, 2025	$47,524	$143,960	$5,655	$35,586	$232,725

The following table summarizes the total reserves above included in the Company’s unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of June 30, 2026	As of December 31, 2025
	(in thousands)
Reduction to accounts receivable, net	$66,957	$82,518
Component of accrued expenses	118,639	117,518
Total reserves	$185,596	$200,036

7. INVENTORY

The following table summarizes the components of the Company’s inventory for each of the periods indicated:

	As of June 30, 2026	As of December 31, 2025
	(in thousands)
Raw materials	$127,780	$141,278
Work in progress	946,651	892,689
Finished goods	56,175	65,320
Total inventory	$1,130,606	$1,099,287

For the three and six months ended June 30, 2026, inventory losses for write-downs totaled $11.6 million related to obsolete ELEVIDYS inventory on hand as of June 30, 2026. There were no inventory losses for write-downs of excess and obsolete inventory for the three and six months ended June 30, 2025.

The Company classifies inventory associated with its PMO Products and ELEVIDYS as non-current inventory when consumption of the inventory is expected beyond the Company's normal inventory operating cycle of two years for the PMO Products and approximately 3.5 years for ELEVIDYS. Non-current inventory consists of raw materials and work in progress associated with the PMO Products and raw materials associated with ELEVIDYS.

The following table summarizes the balance sheet classification of the Company's inventory for each of the periods indicated:

	As of June 30, 2026	As of December 31, 2025
	(in thousands)
Balance sheet classification:
Inventory	$904,273	$914,744
Non-current inventory	226,333	184,543
Total inventory	$1,130,606	$1,099,287

8. OTHER ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of June 30, 2026	As of December 31, 2025
	(in thousands)
Collaboration and other receivables	$45,016	$104,117
Tax-related receivables and prepaids	13,487	15,604
Prepaid maintenance services	12,721	12,639
Prepaid clinical and pre-clinical expenses	7,694	7,976
Prepaid insurance	3,925	4,004
Prepaid commercial expenses	3,519	2,290
Interest receivable	3,487	1,656
Prepaid regulatory	1,183	2,335
Other	14,752	21,235
Total other current assets	$105,784	$171,856

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of June 30, 2026	As of December 31, 2025
	(in thousands)
Manufacturing-related deposits and prepaids	$88,612	$92,890
Intangible assets, net	30,609	28,949
Restricted cash and investments*	11,125	13,125
Strategic investments	6,348	9,520
Deferred tax asset	2,863	2,822
Prepaid maintenance services	2,422	3,058
Other	4,166	5,190
Total other non-current assets	$146,145	$155,554

* Restricted cash and investments for both periods relates to (i) letters of credit established under the Company’s various property leases that serve as security for potential future default of lease payments, (ii) a letter of credit established under a certain commercial supply agreement and (iii) collateralized cash for the Company’s credit cards. The restricted cash and investments are unavailable for withdrawal or use for general obligations.

9. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of June 30, 2026	As of December 31, 2025
	(in thousands)
Product revenue related reserves	$118,639	$117,518
Accrued contract manufacturing costs	41,256	92,281
Accrued employee compensation costs	40,972	58,607
Accrued litigation contingency charge	39,000	—
Accrued professional fees	20,874	17,840
Accrued interest expense	15,847	20,714
Accrued clinical and pre-clinical costs	15,308	18,894
Accrued royalties	10,200	10,863
Accrued income taxes	9,309	4,755
Accrued clinical collaboration costs	5,155	10,222
Accrued milestone costs	3,200	1,000
Other	5,472	6,965
Total accrued expenses	$325,232	$359,659

10. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants		Weighted Average Grant Date Fair Value
Stock options	—	—	22,016	$13.98	—	—	488,192		$46.93
Restricted stock units	654,330	$17.61	317,317	$17.10	788,185	$18.18	1,695,123		$82.59
Performance stock units	—	—	—	$—	—	—	120,378	(1)	$99.69

(1) For the six months ended June 30, 2025, there were 120,378 shares granted with performance conditions which are related to the achievement of certain financial performance goals, regulatory development and approval of certain of the Company's product candidates and certain manufacturing achievements. As of June 30, 2026, none of the performance conditions were probable of being achieved.

Stock-based Compensation Expense

For the three months ended June 30, 2026 and 2025, total stock-based compensation expense included in total expenses was $24.5 million and $37.0 million, respectively. For the six months ended June 30, 2026 and 2025, total stock-based compensation expense included in total expenses was $53.9 million and $78.5 million, respectively.

The following table summarizes stock-based compensation expense by grant type and by function included within the unaudited condensed consolidated statements of comprehensive (loss) income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Stock options	$4,978	$11,689	$12,074	$24,578
Restricted and performance stock units	23,052	28,114	49,629	59,657
Employee stock purchase plan	—	1,815	—	3,939
Subtotal	$28,030	$41,618	$61,703	$88,174
Capitalized stock-based compensation costs	(3,558)	(4,593)	(7,832)	(9,721)
Total stock-based compensation expense included in expenses	$24,472	$37,025	$53,871	$78,453
Research and development	8,509	15,277	18,786	32,594
Selling, general and administrative	15,963	21,748	35,085	45,859
Total stock-based compensation expense included in expenses	$24,472	$37,025	$53,871	$78,453

11. OTHER (EXPENSE) INCOME, NET

The following table summarizes other (expense), income net for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Interest income	$6,207	$5,254	$12,567	$15,444
Accretion of investment discount, net	955	1,887	1,597	4,125
Interest expense	(21,508)	(5,228)	(43,221)	(9,731)
(Loss) gain on strategic investments	(448)	36,721	(2,160)	(54,007)
Other, net	(246)	(573)	918	(902)
Total other (expense) income, net	$(15,040)	$38,061	$(30,299)	$(45,071)

12. INCOME TAXES

During the three and six months ended June 30, 2026, the Company recorded an income tax expense of $3.1 million and $15.4 million, representing an effective tax rate of (179.6)% and 4.5%, respectively. The income tax provision primarily relates to current state tax expense as a result of taxable profits in certain states which continue to require the capitalization of research and development costs and states that have suspended or limit the utilization of net operating loss carryforwards.

On a periodic basis, the Company reassesses the valuation allowance on its deferred tax assets, weighing positive and negative evidence to assess the recoverability of such deferred tax assets. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its net federal and state deferred tax assets. Accordingly, a full valuation allowance against the U.S. net deferred tax asset is maintained at June 30, 2026. It is possible the Company may release a portion or all of its valuation allowance in future periods. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis.

During the three and six months ended June 30, 2025, the Company recorded an income tax (benefit) expense of $(43.3) million and $20.7 million, representing an effective tax rate of (28.2)% and (9.0)%, respectively. The income tax expense for the six months ended June 30, 2025, primarily relates to the current tax provision on taxable profits, including in certain states which restrict the amount of net operating loss carryforwards which may be utilized to offset taxable income and the requirement to capitalize research and development costs for tax purposes.

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

During the three months ended June 30, 2026, the Company drew down and repaid $175.0 million under the Revolving Credit Facility and paid approximately $0.1 million of interest expense. During the six months ended June 30, 2026, the Company drew down and repaid $425.0 million under the Revolving Credit Facility and paid approximately $0.8 million of interest expense. As of June 30, 2026, there were no amounts outstanding under the Revolving Credit Facility and the Company was in compliance with the covenants described above.

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

The following table sets forth the computation of basic and diluted (loss) earnings per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Numerator:
Net (loss) income - basic	$(4,890)	$196,892	$326,069	$(250,616)
Add: interest expense, net of tax, on the Company's convertible debt	—	4,303	39,681	—
Net (loss) income - diluted	$(4,890)	$201,195	$365,750	$(250,616)
Denominator:
Weighted-average common shares outstanding, basic	105,431	98,005	105,211	97,685
Effect of dilutive securities:
Common stock issuable under the Company's equity incentive plans	—	518	1,042	—
Common stock issuable under the Company's convertible debt	—	8,100	16,007	—
Weighted-average common shares outstanding, diluted	105,431	106,623	122,260	97,685
(Loss) earnings per common share, basic	$(0.05)	$2.01	$3.10	$(2.57)
(Loss) earnings per common share, diluted	$(0.05)	$1.89	$2.99	$(2.57)

The following table summarizes potential shares of common stock that were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	(in thousands)
Common stock issuable under the Company's equity incentive plans	11,837	[1,3]	8,308	[2]	8,288	[1]	10,815	[2,3]
Common stock issuable under the Company's convertible debt	16,007		—		—		8,100
Total number of potentially issuable common stock	27,844		8,308		8,288		18,915

1.
For the three and six months ended June 30, 2026, the anti-dilutive common stock issuable under the Company's equity incentive plans excludes 0.4 million shares that have performance conditions that were not met as of the end of the period.
2.
For the three and six months ended June 30, 2025, the anti-dilutive common stock issuable under the Company's equity incentive plans excludes 0.1 million shares that have performance conditions that were not met as of the end of the period.
3.
For the three months ended June 30, 2026, and the six months ended June 30, 2025, these and all shares issued under the Company’s equity incentive plans were anti-dilutive as the Company was in a net loss position during these periods.

15. SEGMENT INFORMATION

The Company operates in one segment: discovering, developing, manufacturing and delivering therapies to patients with rare diseases. As of June 30, 2026, there have not been material changes in significant expense categories or assets provided to the Company’s CEO, the Company’s chief operating decision maker. For further details regarding the Company's segment information, please read Note 21, Segment Information of the Annual Report on Form 10-K for the year ended December 31, 2025. The table below includes information about the Company’s segment, including significant segment expenses and a reconciliation to net (loss) income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
			(in thousands)
Total revenues	$401,251	$611,091	$1,132,054	$1,355,947

Segment expenses and other segment items:
Cost of sales (excluding amortization of in-licensed rights)	149,385	152,558	258,153	290,122
Compensation and other personnel expenses	60,725	89,839	122,655	182,923
Up-front and collaboration license fees	—	—	50,000	583,787
Manufacturing expenses	1,837	80,685	21,595	148,150
Clinical trial expenses	23,102	33,511	41,406	66,658
Facility- and technology-related expenses (excluding depreciation and amortization)	23,890	28,580	46,832	56,237
Research and development- other (excluding non-cash items) (1)	19,847	31,843	38,518	60,314
Selling, general and administrative- other (excluding non-cash items) (2)	42,462	56,322	82,655	107,464
Roche collaboration reimbursement	(7,169)	(25,689)	(15,358)	(54,170)
Other segment items (3)	(709)	(1,314)	(2,515)	(3,223)
Loss (gain) on strategic investments	448	(36,721)	2,160	54,007
Interest expense	21,508	5,228	43,221	9,731
Interest income	(6,207)	(5,254)	(12,567)	(15,444)
Income tax expense (benefit)	3,141	(43,254)	15,356	20,736
Depreciation and amortization expense	10,409	10,840	21,003	20,818
Stock-based compensation expense	24,472	37,025	53,871	78,453
Litigation contingency charge	39,000	—	39,000	—
Segment net (loss) income	$(4,890)	$196,892	$326,069	$(250,616)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net (loss) income	$(4,890)	$196,892	$326,069	$(250,616)

(1)
Research and development-other includes professional services, pre-clinical expenses and research and other expenses.
(2)
Selling, general and administrative-other includes professional services and other expenses.
(3)
Other segment items included in segment net (loss) income include accretion of investment discount, net and other, net, as well as items separately presented and not defined as significant expenses below.

Significant expense categories that are regularly provided to the CODM include cost of sales (excluding amortization of in-licensed rights), compensation and other personnel expenses, up-front and collaboration license expenses, manufacturing expenses, clinical trial expenses, facility- and technology-related expenses, research and development- other and selling, general and administrative- other. The other expense or income information are other segment items and include separate presentation of loss (gain) on strategic investments, interest expense, interest income, income tax expense (benefit), depreciation and amortization, stock-based compensation expense and litigation contingency charge, which are included in the measure of segment net (loss) income, but are not significant segment expenses.

Assets provided to the CODM for the single segment are consistent with those reported on the unaudited condensed consolidated balance sheets.

16. COMMITMENTS AND CONTINGENCIES

Manufacturing Obligations

The following table summarizes the aggregate non-cancelable contractual obligations arising from the Company’s manufacturing obligations:

As of June 30, 2026**
(in thousands)
2026 (July-December)	$266,255
2027	139,017
2028	22,705
Total manufacturing commitments*	$427,977

* Total manufacturing commitments include the Catalent, Inc. (“Catalent”) manufacturing and supply agreement, for which the Company has right of use assets and lease liabilities recorded on the unaudited condensed consolidated balance sheets as of June 30, 2026. For more information, please read Note 23, Commitments and Contingencies to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

On September 15, 2020, REGENXBIO, INC. ("Regenx") and the Trustees of the University of Pennsylvania ("U-Penn") filed a lawsuit against the Company and Sarepta Therapeutics Three, LLC, in the U.S. District Court for the District of Delaware. The plaintiffs assert patent infringement of U.S. Patent No. 10,526,617 (“the ’617 Patent”) under 35 U.S.C.§§ 271(a)-(c) based on Sarepta’s alleged direct or indirect manufacture and use of the patented cultured host cell technology allegedly used to make AAV gene therapy products, including SRP-9001 (approved June 22, 2023 in the U.S. as ELEVIDYS®). Specifically, the Complaint essentially includes the allegation that Sarepta’s use, and the use by its contract manufacturers on its behalf, of a host cell containing a recombinant acid molecule that encodes a capsid protein having at least 95% amino acid identity to AAVrh10 infringes the ’617 Patent asserted by Regenx. Plaintiffs seek injunctive relief, a judgment of infringement and willful infringement, damages that are no less than a reasonable royalty (including treble damages), attorneys’ fees and costs, and such other relief as the court deems just and proper. On January 5, 2024, the Court granted Sarepta’s motion for summary judgment on the grounds that the asserted claims of Regenx’s ’617 Patent are invalid because they cover patent ineligible subject matter under 35 U.S.C. § 101. On January 12, 2024, the Court entered judgment and closed the case. Plaintiffs appealed to the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”), which reversed the district court's decision on February 20, 2026, and remanded the case for further proceedings. On March 23, 2026, the Company filed a petition for rehearing en banc before the Federal Circuit, which the Federal Circuit denied on April 22, 2026. The Federal Circuit issued a mandate on April 29, 2026.

On June 20, 2023, Regenx and U-Penn commenced a second patent infringement lawsuit against Sarepta and its contract manufacturer, Catalent, asserting alleged patent infringement of U.S. Patent No. 11,680,274 (“the ’274 Patent”). In the second lawsuit, Regenx and U-Penn allege that Sarepta and Catalent’s manufacture, use and commercial launch of ELEVIDYS® (formerly/also known as SRP-9001) infringe the ’274 Patent. Sarepta answered the complaint on August 10, 2023. On February 21, 2024, Sarepta submitted a petition for inter partes review ("IPR") for filing with the Patent Trial and Appeal Board (“PTAB”) at the U.S. Patent and Trademark Office (“USPTO”). The petition sought to invalidate the ’274 Patent. On March 20, 2024, the court in the patent infringement litigation ordered that the case be stayed pending final resolution of the IPR proceedings. On August 22, 2024, the PTAB instituted review of all challenged claims of the ’274 Patent on all asserted grounds. U-Penn subsequently disclaimed five of the six challenged claims, and on August 20, 2025, the PTAB entered a final written decision in the IPR proceedings finding that the sole remaining claim was not unpatentable. On October 3, 2025, the parties submitted a joint status report to the court in the patent infringement litigation, in which they agreed that the stay of the patent litigation should remain in place until Sarepta has exhausted its right to review by the Federal Circuit. On October 20, 2025, Sarepta filed a notice of appeal of the PTAB's decision to the Federal Circuit, and the appeal is pending.

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

On July 26, 2024, Genzyme Corporation ("Genzyme") filed a lawsuit against Sarepta Therapeutics, Inc. and Sarepta Therapeutics Three, LLC, in the U.S. District Court for the District of Delaware. The complaint asserts infringement of United States Patent Nos. 9,051,542 (the “’542 Patent”) and 7,704,721 (the “’721 Patent”) arising from Sarepta’s alleged manufacture and sale of ELEVIDYS® (delandistrogene moxeparvovec-rokl). In its complaint, Genzyme seeks, inter alia, damages for the alleged infringement, including treble damages, together with prejudgment and post-judgment interest and costs. Following a partial motion to dismiss by Sarepta, Genzyme filed its First Amended Complaint on November 21, 2024. Sarepta answered the First Amended Complaint on December 12, 2024. On May 27, 2025, the court subsequently granted Genzyme’s motion to amend the complaint to include new allegations of infringement related to five patents: United States Patent Nos. 12,031,894 (the “’894 Patent"), 12,013,326 (the “’326 Patent”), 11,698,377 (the “’377 Patent”), 12,123,880 (the “’880 Patent”), and 12,298,313 (the “’313 Patent”). The Court also entered an amended scheduling order, with trial scheduled for June 14, 2027. Sarepta answered the Second Amended Complaint on June 17, 2025. Sarepta submitted IPR petitions challenging the validity of the ’542 and ’721 Patents, for which the USPTO director discretionarily denied institution in November 2025. In November and December 2025, Sarepta submitted IPR petitions challenging the validity of the ’894 Patent, ’326 Patent, ’377 Patent, ’880 Patent, and ’313 Patent. The USPTO director instituted review of the ’894 Patent and denied institution of review of the ’326 Patent, ’377 Patent, ’880 Patent, and ’313 Patent. In June 2026, the USPTO director denied Genzyme's request for director review of the decision granting institution of review of the ’894 Patent, and oral argument in that proceeding is currently scheduled for February 4, 2027. Proceedings in the patent litigation remain ongoing.

On June 26, 2025, a putative securities class action complaint was filed against the Company, former Chief Executive Officer Douglas Ingram, former Chief Customer Officer Dallan Murray, and President of Research and Development and Technical Operations Louise Rodino-Klapac in the U.S. District Court for the Southern District of New York (the “Securities Action”). The complaint alleges violations of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 in connection with disclosures made regarding ELEVIDYS’s safety and efficacy and the Company’s financial statements and projections. The plaintiff sought to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between June 22, 2023 and June 24, 2025. The complaint seeks unspecified damages. On October 17, 2025, the court appointed lead plaintiffs and lead counsel. On October 24, 2025, lead plaintiffs filed a motion to transfer venue to the U.S. District Court for the District of Massachusetts, which the court granted on November 6, 2025. On January 22, 2026, the lead plaintiffs filed an amended complaint including a new plaintiff, removing Dallan Murray as a defendant, adding President and Chief Operating Officer Ian Estepan as a defendant, and expanding the class period to shareholders who purchased or otherwise acquired the Company’s securities between June 22, 2023 and November 3, 2025 (the “Amended Complaint”). The Amended Complaint further alleges additional theories of liability, including that Sarepta and the named defendants made false or misleading public statements related to (i) the safety profile of ELEVIDYS and LGMD therapies that utilize the AAVrh74 viral vector; (ii) the status of the development of LGMD therapies; and (iii) the status of the ESSENCE trial. On March 9, 2026, Sarepta and the named defendants filed a motion to dismiss the Amended Complaint, and oral argument was held on August 4, 2026.

On July 15, 2025, a shareholder derivative lawsuit concerning certain of the same disclosures underlying the first complaint in the Securities Action was filed in the U.S. District Court for the Southern District of New York, naming Company directors M. Kathleen Behrens, Richard J. Barry, Kathryn Boor, Michael Chambers, Deirdre Connelly, Stephen L. Mayo, Claude Nicaise, and Hans Wigzell, as well as Douglas Ingram, Dallan Murray, and Louise Rodino-Klapac (the “Individual Defendants”). Two substantially similar shareholder derivative lawsuits were filed in the same court against the same defendants on August 20, 2025 and September 10, 2025, respectively (collectively, the “S.D.N.Y. Derivative Actions”). The Company is named as a nominal defendant in all three lawsuits. The S.D.N.Y. Derivative Actions allege, among other claims, breaches of the Individual Defendants’ fiduciary duties in connection with certain of the same disclosures at issue in the Securities Action and violations of Section 14(a) of the Exchange Act in connection with the Company’s 2024 and 2025 annual proxy statements. The S.D.N.Y. Derivative Actions seek unspecified damages, including costs incurred in defending the Company against the Securities Action. Two of the S.D.N.Y. Derivative Actions also seek an order that the Company take all necessary action to reform and improve its corporate governance and internal procedures. On October 10, 2025, the court consolidated the Derivative Actions and appointed co-lead counsel (the “S.D.N.Y. Consolidated Derivative Action”). On November 17, 2025, the court stayed the S.D.N.Y. Consolidated Derivative Action until the Securities Action is resolved.

On April 7, 2026, a separate shareholder derivative lawsuit was filed in the U.S. District Court for the District of Massachusetts, naming the same Individual Defendants as in the S.D.N.Y. Consolidated Derivative Action. On July 23, 2026, a similar lawsuit was filed in the same court against nearly all of the Individual Defendants, except it did not name Dallan Murray and added Ian Estepan as a defendant. The Company is named as a nominal defendant in both lawsuits (the “D. Mass. Derivative Actions”). The D. Mass. Derivative Actions assert claims based upon substantially similar statements and theories as the underlying Securities Action, along with allegations concerning statements regarding Company performance and compensation from the Company's 2025 annual proxy statement; the Company's November 2024 repurchase of Company common stock; and certain director stock sales. The D. Mass. Derivative Actions allege, among other claims, breaches of the Individual Defendants’ fiduciary duties and violations of Section 14(a) of the Exchange Act. The D. Mass. Derivative Actions further seek, among other relief, unspecified damages and an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures. On June 22, 2026, the court stayed the first D. Mass. Derivative Action until the Securities Action is resolved and ordered that the terms of the stay shall apply to stockholder derivative actions later filed in that court.

During the three and six months ended June 30, 2026, the Company recorded a litigation contingency charge of $39.0 million related to the potential resolution of certain patent litigations. Following the parties' agreement in principle and based on management's assessment of the available information, the Company determined that a loss was probable and estimable as of June 30, 2026 and recognized its best estimate of the liability. The potential settlement remains outstanding subject to further negotiation and execution of definitive documentation as of the issuance of these unaudited condensed consolidated financial statements. Other than this patent litigation contingency charge, the Company has not recorded any material accruals for loss contingencies, and in management's opinion, no material range of loss is estimable for the remaining matters described above as of June 30, 2026.

17. SUBSEQUENT EVENTS

On July 23, 2026, the Board of Directors (the "Board") of the Company appointed Michael Severino, M.D. as the CEO of the Company as well as a Class I director, to serve until the Company’s 2028 annual meeting of stockholders, effective July 28, 2026 (the “CEO Effective Date”). Dr. Severino succeeded Douglas Ingram, who retired from his position as CEO and stepped down as a member of the Board as of the CEO Effective Date. Dr. Severino was granted equity awards with an aggregate grant date fair value of approximately $35.0 million, consisting of (i) approximately $11.7 million of restricted stock units vesting in equal installments on an annual basis over four years and (ii) approximately $23.3 million of premium priced stock options vesting at 25% on the first anniversary of the date of grant, with monthly vesting in substantially equal installments thereafter over the next three years, generally subject to continued employment.

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
•
our expectation that our partnerships with manufacturers will support our clinical and commercial manufacturing capacity for our products and product candidates, including our phosphorodiamidate morpholino oligomer (“PMO”), gene therapy, SRP-9003 Limb-girdle muscular dystrophy (“LGMD”), and small interfering RNA (“siRNA”) programs, while also acting as a manufacturing platform for potential future programs, and our belief that our current network of manufacturing partners is able to fulfill the requirements of our commercial plan;
•
the possible impacts of the clinical hold the U.S. Food and Drug Administration (the “FDA") has placed on our investigational use gene therapy clinical trials for LGMD in July 2025 and the revocation of the platform technology designation for our AAVrh74 platform technology previously granted on June 2, 2025;
•
the possible impacts of the results of our ESSENCE confirmatory trial for VYONDYS 53 and AMONDYS 45, including the timing and outcome of additional results, potential regulatory actions from the FDA, including directives to remove these products from the market or alter labels, patient demand for these products and changes to reimbursement and coverage by insurance companies;
•
the possible impacts of the ELEVIDYS Suspension (as defined herein);
•
the estimated and potential impacts of the strategic restructuring plan announced in July 2025;
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
•
estimated timelines and milestones for the remainder of 2026 and beyond, including discussions with the FDA regarding ELEVIDYS, VYONDYS 53, AMONDYS 45 and SRP-9003, and sharing data for certain of our siRNA product candidates, SRP-1001 and SRP-1003;
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
•
our ability to maintain, and our plan to continue building out our distribution network for in jurisdictions in which our products are approved or in which we are seeking to make our products available, commercially or through our EAP (as defined herein);
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
•
our expectation regarding the outcomes or impacts of our ongoing litigations that we are currently, or may in the future become, party to;
•
our expectation regarding our ability to satisfy the conditions to borrow under our Credit Agreement (defined below); and
•
our beliefs and expectations regarding milestone, royalty or other payments that could be due to third parties under existing agreements.

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

Overview

We are a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, siRNA knockdown therapies, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying our proprietary, differentiated and innovative technologies, and through collaborations with our strategic partners, we have developed multiple approved products for the treatment of Duchenne and are developing potential therapeutic candidates for a broad range of diseases and disorders, including LGMD. We are also developing potential therapeutic candidates through our partnered program with Arrowhead Pharmaceuticals, Inc. ("Arrowhead"), including Facioscapulohumeral muscular dystrophy ("FSHD"), myotonic dystrophy type 1 ("DM1"), Spinocerebellar ataxia ("SCA"), and Huntington's disease ("HTT").

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

We are in the process of conducting various clinical trials for our approved products, including studies that are required to comply with our post-marketing FDA requirements/commitments to verify and describe the clinical benefit of these products. In November 2025, we announced topline results from our ESSENCE trial, a confirmatory trial intended to verify the clinical benefits of two of our PMO Products: AMONDYS 45 and VYONDYS 53. The topline results did not show statistical significance on the study's primary endpoint. We intend to discuss with FDA the potential pathway forward and submitted supplemental new drug applications ("sNDAs") related to these products in April 2026, which the FDA accepted for filing in June 2026. We are also in the process of conducting various clinical trials for ELEVIDYS, including Cohort 8 of Study 9001-103 (ENDEAVOR), a study to evaluate the use of sirolimus as an enhanced immunosuppression regimen as part of treatment with ELEVIDYS for non-ambulant individuals living with Duchenne. We intend to discuss with the FDA the results of this study and a potential pathway forward to resume commercial dosing in the non-ambulatory population. Resumption of dosing in the non-ambulatory population will depend on the FDA's analysis of whether the sirolimus data positively changes ELEVIDYS' risk/benefit profile and on aligning with the FDA on the process for revising the label, both of which involve risks and uncertainties. Below, when referring to manufactured inventory for commercial sale in the U.S. and ex-U.S. territories, we use the designation of ELEVIDYS, which is recognized as inventory in our unaudited condensed consolidated balance sheets. Separately, when referring to manufactured product for clinical use, such as clinical trials, we use the designation of SRP-9001, which is recognized as research and development expense in our unaudited condensed consolidated statements of comprehensive (loss) income.

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

On July 21, 2025, we announced that the FDA placed a clinical hold on our investigational use gene therapy trials for LGMD, including our trials for product candidates SRP-9003 (LGMD2E/R4/bidridistrogene xeboparvovec), SRP-9004 (LGMD2D/patidistrogene bexoparvovec), SRP-6004 (LGMD2B/R2) and SRP-9005 (LGMD2C/R5 g-sarcoglycan), following the death of a patient in our Phase 1 LGMD clinical trial for SRP-9004. We previously announced on July 16, 2025 that we had suspended each of the LGMD programs mentioned above as part of the Restructuring, with the exception of SRP-9003. In December 2025, the FDA confirmed that we remain on clinical hold and informed us that it requires data from the study of sirolimus as an immunosuppressant before accepting a biologic license application ("BLA") for SRP-9003.We anticipate re-engaging with the agency on next steps for the program after we receive data from Cohort 8 of Study 9001-103 (ENDEAVOR).

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
•
SRP-1005 (HTT). HTT is a rare and ultimately fatal inherited neurodegenerative disorder which is passed down from generation to generation within affected families. HTT is caused by a mutation in the gene for a protein called huntingtin, which leads to progressive deterioration of nerve cells in the brain, affecting cognition, movement, and behavior. Study SRP-1005-101 (INSIGHTT) is a Phase 1, multi-center, dose escalation study that will evaluate the safety and tolerability of subcutaneous dosing of SRP-1005 in approximately 24 participants. SRP-1005 leverages an advanced TfR1 (transferrin receptor protein 1) approach that uses monovalent fragment antigen binding (fAb) designed for efficient delivery to the central nervous system. Subcutaneous administration is intended to avoid saturating the transferrin receptor and achieve constant and robust penetration across the blood brain barrier. During the second quarter of 2026, we enrolled the first patient in the study.

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

Cash, Cash Equivalents, Restricted Cash and Investments

As of June 30, 2026, we had $945.0 million of cash, cash equivalents, restricted cash and investments, consisting of $571.1 million of cash and cash equivalents, $362.7 million of investments and $11.2 million of non-current restricted cash and investments. We believe that our balance of cash, cash equivalents and investments, along with cash inflows from operations and availability under our Revolving Credit Facility (defined below), is sufficient to fund our current operational plan for at least the next twelve months.

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

Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

The following tables set forth selected unaudited condensed consolidated statements of (loss) income data for each of the periods indicated:

	For the Three Months Ended June 30,
	2026	2025	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$328,689	$513,123	$(184,434)	(36)%
Collaboration and other	72,562	97,968	(25,406)	(26)%
Total revenues	401,251	611,091	(209,840)	(34)%

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	149,385	152,558	(3,173)	(2)%
Research and development	91,258	204,392	(113,134)	(55)%
Selling, general and administrative	107,600	137,897	(30,297)	(22)%
Litigation contingency charge	39,000	—	39,000	*
Amortization of in-licensed rights	717	667	50	7%
Total cost and expenses	387,960	495,514	(107,554)	(22)%
Operating income	13,291	115,577	(102,286)	(89)%

Other (loss) income, net:
Other (expense) income, net	(15,040)	38,061	(53,101)	*

(Loss) income before income tax expense (benefit)	(1,749)	153,638	(155,387)	*
Income tax expense (benefit)	3,141	(43,254)	46,395	*
Net (loss) income	$(4,890)	$196,892	$(201,782)	*

(Loss) earnings per share
Basic	$(0.05)	$2.01	$(2.06)	*
Diluted	$(0.05)	$1.89	$(1.94)	*

*Not meaningful

	For the Six Months Ended June 30,
	2026	2025	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$659,204	$1,124,646	$(465,442)	(41)%
Collaboration and other	472,850	231,301	241,549	104%
Total revenues	1,132,054	1,355,947	(223,893)	(17)%

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	258,153	290,122	(31,969)	(11)%
Research and development	245,218	977,840	(732,622)	(75)%
Selling, general and administrative	216,551	271,526	(54,975)	(20)%
Litigation contingency charge	39,000	—	39,000	*
Amortization of in-licensed rights	1,408	1,268	140	11%
Total cost and expenses	760,330	1,540,756	(780,426)	(51)%
Operating income (loss)	371,724	(184,809)	556,533	*

Other loss, net
Other expense, net	(30,299)	(45,071)	14,772	(33)%

Income (loss) before income tax expense	341,425	(229,880)	571,305	*
Income tax expense	15,356	20,736	(5,380)	(26)%
Net income (loss)	$326,069	$(250,616)	$576,685	*

Earnings (loss) per share
Basic	$3.10	$(2.57)	$5.67	*
Diluted	$2.99	$(2.57)	$5.56	*

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

The following tables summarize the components of our net product revenues, by product group, for each of the periods indicated:

	For the Three Months Ended June 30,
	2026	2025	Change	Change
	(in thousands)		$	%
PMO Products	$230,564	$231,272	$(708)	(—)%
ELEVIDYS	98,125	281,851	(183,726)	(65)%
Products, net	$328,689	$513,123	$(184,434)	(36)%

	For the Six Months Ended June 30,
	2026	2025	Change	Change
	(in thousands)		$	%
PMO Products	$459,114	$467,810	$(8,696)	(2)%
ELEVIDYS	200,090	656,836	(456,746)	(70)%
Products, net	$659,204	$1,124,646	$(465,442)	(41)%

Net product revenues for the three and six months ended June 30, 2026 decreased by $184.4 million and $465.4 million compared with the same periods in 2025. The decreases were primarily driven by lower ELEVIDYS sales volume, reflecting changes in demand following the safety events that occurred in 2025 and subsequent label update for ELEVIDYS which included only the ambulatory patient population for treatment.

Collaboration and other revenues primarily relate to our collaboration agreement (the “Roche Collaboration Agreement”) with F. Hoffmann-La Roche Ltd. (“Roche”). In addition, in accordance with the Roche Collaboration Agreement, the parties agreed to enter into a supply agreement in order for us to supply Roche with clinical and commercial batches of ELEVIDYS (the “Roche Supply Agreement”). Roche utilizes the supply for sales of ELEVIDYS in territories outside of the U.S. where Roche has received certain approvals for ELEVIDYS. We are eligible to receive royalties on these sales. While the Roche Supply Agreement is in the process of being negotiated, we delivered commercial ELEVIDYS supply to Roche that was agreed upon on a purchase order-by-purchase order basis. The transaction price of the contract manufacturing revenue is estimated at contract inception and reassessed annually and on an as-needed basis when additional information becomes available.

The following tables summarize the components of our collaboration and other revenues for the periods indicated:

	For the Three Months Ended June 30,
	2026	2025	Change	Change
	(in thousands)		$	%
Contract manufacturing	$54,399	$27,023	$27,376	101%
License revenue	10,000	—	10,000	*
Royalty revenue	8,163	7,445	718	10%
Collaboration revenue	—	63,500	(63,500)	(100)%
Total collaboration and other	$72,562	$97,968	$(25,406)	(26)%

*Not meaningful

Collaboration and other revenues for the three months ended June 30, 2026 decreased by $25.4 million, or 26%, compared with the three months ended June 30, 2025. The decrease was primarily driven by the following:

•
$27.4 million increase in contract manufacturing revenue primarily driven by increased deliveries of ELEVIDYS to Roche and increases in our manufacturing costs driven by greater-than-expected write-offs of batches of our products not meeting our quality specifications;
•
$10.0 million increase in license revenue related to the grant of intellectual property rights under a certain license agreement executed during the three months ended June 30, 2026, with no similar activity during the same period in 2025; and
•
$63.5 million decrease in collaboration revenue due to the recognition of milestone payments during the three months ended June 30, 2025 under the Roche Collaboration Agreement for the regulatory approval of ELEVIDYS in Japan (the “Japan Approval Milestone”) with no similar activity during the three months ended June 30, 2026. Please refer to Note 3, License and Collaboration Agreements for further discussion of the Japan Approval Milestone.

	For the Six Months Ended June 30,
	2026	2025	Change	Change
	(in thousands)		$	%
Collaboration revenue	$365,000	$175,500	$189,500	108%
Contract manufacturing	85,504	44,402	41,102	93%
Royalty revenue	12,346	11,399	947	8%
License revenue	10,000	—	10,000	*
Total collaboration and other	$472,850	$231,301	$241,549	104%

*Not meaningful

Collaboration and other revenues for the six months ended June 30, 2026 increased by $241.5 million, or 104%, compared with the six months ended June 30, 2025. The increase was primarily driven by the following:

•
$189.5 million increase in collaboration revenue due to $365.0 million of revenue recognized in the six months ended June 30, 2026 related to (1) $325.0 million for Roche's declined option to acquire certain program rights previously recorded as deferred revenue, and (2) $40.0 million from a milestone recognized under the Roche Collaboration Agreement for the first commercial dosing of ELEVIDYS in Japan, as compared to $175.5 million of collaboration revenue recognized in the same period of 2025 related to the expiration of an option for a certain program and the Japan Approval Milestone payment of $63.5 million under the Roche Collaboration Agreement;
•
$41.1 million increase in contract manufacturing revenue primarily driven by increased deliveries of ELEVIDYS to Roche and increases in our manufacturing costs driven by greater-than-expected write-offs of batches of our products not meeting our quality specifications; and
•
$10.0 million increase in license revenue related to the grant of intellectual property rights under a certain license agreement executed during the six months ended June 30, 2026, with no similar activity during the same period in 2025.

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

For the PMO Products, all previously expensed manufacturing costs had been fully consumed by December 2022. For ELEVIDYS sold in the three and six months ended June 30, 2026 and June 30, 2025, a portion of related manufacturing costs incurred had previously been expensed as research and development expenses. If certain product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental inventory costs related to ELEVIDYS sold, including products sold to Roche under the Roche Collaboration Agreement, would have been $2.8 million and $5.4 million higher for the three and six months ended June 30, 2026, respectively, as compared to $4.5 million and $18.2 million for the three and six months ended June 30, 2025, respectively.

The following tables summarize the components of our cost of sales (excluding amortization of in-licensed rights) for each of the periods indicated:

	For the Three Months Ended June 30,
	2026	2025	Change	Change
	(in thousands)		$	%
Product cost of sales (excluding Roche)	$80,982	$116,743	$(35,761)	(31)%
Roche product cost of sales**	58,203	21,818	36,385	167%
Royalty payments	10,200	13,997	(3,797)	(27)%
Total cost of sales (excluding amortization of in-licensed rights)	$149,385	$152,558	$(3,173)	(2)%

**See above for further details regarding product supply sold to Roche via contract manufacturing under the Roche Collaboration Agreement.

The cost of sales (excluding amortization of in-licensed rights) for the three months ended June 30, 2026 decreased by $3.2 million, or 2%, compared with the same period in 2025. The decrease was primarily driven by the following:

•
$35.8 million decrease in product cost of sales (excluding Roche) primarily due to decreased ELEVIDYS sales volume, reflecting changes in demand following the safety events that occurred in 2025 and subsequent label update for ELEVIDYS which included only the ambulatory patient population for treatment as well as a lower allocation of costs to us associated with batches of ELEVIDYS not meeting our quality specifications, partially offset by an increase in batches of our PMO Products not meeting our quality specifications;
•
$36.4 million increase in Roche product cost of sales primarily due to the timing of allocation of costs to Roche associated with write-offs of certain batches of ELEVIDYS not meeting our quality specifications, scrapped and expired materials and the volume of ELEVIDYS shipments under the Roche Collaboration Agreement; and
•
$3.8 million decrease in royalty payments primarily corresponding to the decreased ELEVIDYS sales volume in the U.S.

	For the Six Months Ended June 30,
	2026	2025	Change	Change
	(in thousands)		$	%
Product cost of sales (excluding Roche)	$141,878	$226,501	$(84,623)	(37)%
Roche product cost of sales**	97,856	33,961	63,895	188%
Royalty payments	18,419	29,660	(11,241)	(38)%
Total cost of sales (excluding amortization of in-licensed rights)	$258,153	$290,122	$(31,969)	(11)%

**See above for further details regarding product supply sold to Roche via contract manufacturing under the Roche Collaboration Agreement.

The cost of sales (excluding amortization of in-licensed rights) for the six months ended June 30, 2026 decreased by $32.0 million, or 11%, compared with the same period in 2025. The decrease was primarily driven by the following:

•
$84.6 million decrease in product cost of sales (excluding Roche) primarily due to decreased ELEVIDYS sales volume, reflecting changes in demand following the safety events that occurred in 2025 and subsequent label update for ELEVIDYS which included only the ambulatory patient population for treatment as well as a lower allocation of costs to us associated with batches of ELEVIDYS not meeting our quality specifications, partially offset by an increase in batches of our PMO Products not meeting our quality specifications;
•
$63.9 million increase in Roche product cost of sales primarily due to the timing of allocation of costs to Roche associated with write-offs of certain batches of ELEVIDYS not meeting our quality specifications, scrapped and expired materials and the volume of ELEVIDYS shipments under the Roche Collaboration Agreement; and
•
$11.2 million decrease in royalty payments primarily corresponding to the decreased ELEVIDYS sales volume in the U.S.

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

The following tables summarize our research and development expenses by project for each of the periods indicated:

	For the Three Months Ended June 30,
	2026	2025	Change	Change
	(in thousands)		$	%
siRNA platform	$13,789	$6,512	$7,277	112%
SRP-9001	12,825	63,232	(50,407)	(80)%
Eteplirsen (exon 51)	5,896	11,103	(5,207)	(47)%
Other gene therapies	3,358	11,065	(7,707)	(70)%
LGMD platform	2,921	21,494	(18,573)	(86)%
Casimersen (exon 45)	274	1,388	(1,114)	(80)%
Golodirsen (exon 53)	131	1,577	(1,446)	(92)%
Other projects	904	9,885	(8,981)	(91)%
Internal research and development expenses	58,137	103,687	(45,550)	(44)%
Roche collaboration reimbursement	(6,977)	(25,551)	18,574	(73)%
Total research and development expenses	$91,258	$204,392	$(113,134)	(55)%

	For the Six Months Ended June 30,
	2026	2025	Change	Change
	(in thousands)		$	%
Up-front and collaboration license fees	$50,000	$583,787	$(533,787)	(91)%
SRP-9001	36,266	132,089	(95,823)	(73)%
siRNA platform	29,849	8,805	21,044	239%
Eteplirsen (exon 51)	10,413	21,443	(11,030)	(51)%
LGMD platform	8,752	49,149	(40,397)	(82)%
Other gene therapies	7,639	23,446	(15,807)	(67)%
Casimersen (exon 45)	1,168	5,554	(4,386)	(79)%
Golodirsen (exon 53)	887	3,797	(2,910)	(77)%
Other projects	1,705	13,718	(12,013)	(88)%
Internal research and development expenses	113,436	189,863	(76,427)	(40)%
Roche collaboration reimbursement	(14,897)	(53,811)	38,914	(72)%
Total research and development expenses	$245,218	$977,840	$(732,622)	(75)%

The following tables summarize our research and development expenses by category for each of the periods indicated:

	For the Three Months Ended June 30,
	2026	2025	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$25,775	$43,582	$(17,807)	(41)%
Clinical trial expenses	23,102	33,511	(10,409)	(31)%
Facility- and technology-related expenses	19,165	25,045	(5,880)	(23)%
Stock-based compensation	8,509	15,277	(6,768)	(44)%
Professional services	5,379	9,044	(3,665)	(41)%
Manufacturing expenses	1,837	80,685	(78,848)	(98)%
Pre-clinical expenses	1,107	1,431	(324)	(23)%
Research and other	13,361	21,368	(8,007)	(37)%
Roche collaboration reimbursement	(6,977)	(25,551)	18,574	(73)%
Total research and development expenses	$91,258	$204,392	$(113,134)	(55)%

Research and development expenses for the three months ended June 30, 2026 decreased by $113.1 million, or 55%, compared with the three months ended June 30, 2025. The decrease was primarily driven by the following:

•
$17.8 million decrease in compensation and other personnel expenses primarily due to reduced headcount pursuant to the Restructuring;
•
$10.4 million decrease in clinical trial expenses primarily related to the pause of several studies for our LGMD programs as a result of our decision to reprioritize our pipeline announced in July 2025 (the "Pipeline Reprioritization") and the completion of certain SRP-9001 and PMO studies in 2025, partially offset by increased activity in our siRNA programs;
•
$5.9 million decrease in facility- and technology-related expenses primarily as a result of the Restructuring;
•
$6.8 million decrease in stock-based compensation primarily due to reduced headcount pursuant to the Restructuring and the completion of vesting for certain restricted stock units with performance conditions ("PSUs") in March 2026 with no similar award activity during the three months ended June 30, 2026;
•
$3.7 million decrease in professional services primarily related to fewer third-party contractors used during the three months ended June 30, 2026 due to the Pipeline Reprioritization and the completion of certain SRP-9001 studies in 2025;
•
$78.8 million decrease in manufacturing expenses primarily due to fewer clinical batches released for our SRP-9001 and LGMD programs as a result of our Pipeline Reprioritization, as well as our settlement agreement with Brammer Bio MA, LLC (“Brammer”) to resolve outstanding claims related to the termination of the Thermo Agreement (the “Brammer Settlement”) during the three months ended June 30, 2025, with no similar activity in 2026;
•
$8.0 million decrease in research and other expenses primarily due to ongoing cost reduction efforts and the Pipeline Reprioritization; and
•
$18.6 million decrease in the offset to expense associated with a collaboration reimbursement from Roche primarily due to reduced SRP-9001 clinical supply as well as reduced headcount pursuant to the Restructuring resulting in lower reimbursable costs.

	For the Six Months Ended June 30,
	2026	2025	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$51,909	$90,881	$(38,972)	(43)%
Up-front and collaboration license fees	50,000	583,787	(533,787)	(91)%
Clinical trial expenses	41,406	66,658	(25,252)	(38)%
Facility- and technology-related expenses	37,901	49,267	(11,366)	(23)%
Manufacturing expenses	21,595	148,150	(126,555)	(85)%
Stock-based compensation	18,786	32,594	(13,808)	(42)%
Professional services	10,460	18,614	(8,154)	(44)%
Pre-clinical expenses	1,637	3,193	(1,556)	(49)%
Research and other	26,421	38,507	(12,086)	(31)%
Roche collaboration reimbursement	(14,897)	(53,811)	38,914	(72)%
Total research and development expenses	$245,218	$977,840	$(732,622)	(75)%

Research and development expenses for the six months ended June 30, 2026 decreased by $732.6 million, or 75%, compared with the six months ended June 30, 2025. The decrease was primarily driven by the following:

•
$39.0 million decrease in compensation and other personnel expenses primarily due to reduced headcount pursuant to the Restructuring;
•
$533.8 million decrease in up-front and collaboration license fees primarily due to the $583.6 million in payments allocated to the up-front license fee associated with our exclusive global licensing and collaboration agreement and stock purchase agreement (collectively, the “Arrowhead Collaboration Agreement”) with Arrowhead recognized during the six months ended June 30, 2025, partially offset by the $50.0 million annual collaboration license fee incurred and paid to Arrowhead pursuant to the Arrowhead Collaboration Agreement recognized during the six months ended June 30, 2026;
•
$25.3 million decrease in clinical trial expenses primarily related to the pause of several studies for our LGMD programs as a result of our Pipeline Reprioritization and the completion of certain SRP-9001 and PMO studies in 2025, partially offset by increased activity in our siRNA programs;
•
$11.4 million decrease in facility- and technology-related expenses primarily as a result of the Restructuring;
•
$126.6 million decrease in manufacturing expenses primarily due to fewer clinical batches released for our SRP-9001 and LGMD programs as a result of the Pipeline Reprioritization, as well as the Brammer Settlement during the six months ended June 30, 2025, with no similar activity in 2026;
•
$13.8 million decrease in stock-based compensation primarily related to reduced headcount pursuant to the Restructuring and the vesting of certain PSUs in March 2025 and March 2026;
•
$8.2 million decrease in professional services primarily related to fewer third-party contractors used during the six months ended June 30, 2026 due to the completion of certain SRP-9001 and PMO studies in 2025 and the Pipeline Reprioritization;
•
$1.6 million decrease in pre-clinical expenses primarily due to the Pipeline Reprioritization;
•
$12.1 million decrease in research and other expenses primarily due to ongoing cost reduction efforts and the Pipeline Reprioritization; and
•
$38.9 million decrease in the offset to expense associated with a collaboration reimbursement from Roche primarily due to reduced SRP-9001 clinical supply as well as reduced headcount pursuant to the Restructuring resulting in lower reimbursable costs.

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

The following tables summarize our selling, general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended June 30,
	2026	2025	Change	Change
	(in thousands)		$	%
Professional services	$38,232	$50,515	$(12,283)	(24)%
Compensation and other personnel expenses	34,950	46,257	(11,307)	(24)%
Stock-based compensation	15,963	21,748	(5,785)	(27)%
Facility- and technology-related expenses	14,417	13,708	709	5%
Other	4,230	5,807	(1,577)	(27)%
Roche collaboration reimbursement	(192)	(138)	(54)	39%
Total selling, general and administrative expenses	$107,600	$137,897	$(30,297)	(22)%

Selling, general and administrative expenses for the three months ended June 30, 2026 decreased by $30.3 million, or 22% compared with the three months ended June 30, 2025. This decrease was primarily driven by the following:

•
$12.3 million decrease in professional service expenses primarily related to reduced ELEVIDYS commercialization spending following the label update for ELEVIDYS which included only the ambulatory patient population for treatment and reduced legal spending driven by the settlement of a certain matter in 2025;
•
$11.3 million decrease in compensation and other personnel expenses primarily due to reduced headcount pursuant to the Restructuring;
•
$5.8 million decrease in stock-based compensation primarily related to reduced headcount pursuant to the Restructuring and the vesting of certain PSUs in March 2026 with no similar award activity during the three months ended June 30, 2026, partially offset by expense recognized for RSUs granted to our CEO in December 2025; and
•
$1.6 million decrease in other expenses primarily related to the timing of charitable donations.

	For the Six Months Ended June 30,
	2026	2025	Change	Change
	(in thousands)		$	%
Professional services	$72,046	$92,745	$(20,699)	(22)%
Compensation and other personnel expenses	70,746	92,042	(21,296)	(23)%
Stock-based compensation	35,085	45,859	(10,774)	(23)%
Facility- and technology-related expenses	28,526	26,520	2,006	8%
Other	10,609	14,719	(4,110)	(28)%
Roche collaboration reimbursement	(461)	(359)	(102)	28%
Total selling, general and administrative expenses	$216,551	$271,526	$(54,975)	(20)%

Selling, general and administrative expenses for the six months ended June 30, 2026 decreased by $55.0 million, or 20%, compared with the six months ended June 30, 2025. This decrease was primarily driven by the following:

•
$20.7 million decrease in professional service expenses primarily related to reduced ELEVIDYS commercialization spending following the label update for ELEVIDYS which included only the ambulatory patient population for treatment, reduced legal spending driven by the settlement of a certain matter in 2025 and reduced medical affairs spending related to our Pipeline Reprioritization;
•
$21.3 million decrease in compensation and other personnel expenses primarily due to reduced headcount pursuant to the Restructuring;
•
$10.8 million decrease in stock-based compensation primarily related to reduced headcount pursuant to the Restructuring and the vesting of certain PSUs in March 2025 and March 2026, partially offset by expense recognized for RSUs granted to our CEO in December 2025;
•
$2.0 million increase in facility- and technology-related expenses primarily related to the utilization of our Bedford, Massachusetts facility, which was placed into service in June 2025; and
•
$4.1 million decrease in other expenses primarily related to the timing of charitable donations.

Litigation contingency charge

During the three and six months ended June 30, 2026, we recorded a litigation contingency charge of $39.0 million related to the potential resolution of certain patent litigations. Following the parties' agreement in principle and based on management's assessment of the available information, we determined that a loss was probable and estimable as of June 30, 2026 and recognized our best estimate of the liability. The potential settlement remains outstanding subject to further negotiation and execution of definitive documentation as of the issuance of these unaudited condensed consolidated financial statements.

Amortization of in-licensed rights

Amortization of in-licensed rights relates to the agreements we entered into with UWA, Nationwide, BioMarin Pharmaceutical Inc. ("BioMarin") and Parent Project Muscular Dystrophy in April 2013, December 2016, July 2017 and May 2018, respectively. Each in-licensed right is being amortized on a straight-line basis over the remaining life of the relevant patent from the date the related fee was incurred, either the regulatory approval or the first commercial sale of the applicable product. For the three and six months ended June 30, 2026, we recorded amortization of in-licensed rights of approximately $0.7 million and $1.4 million, respectively. For the three and six months ended June 30, 2025, we recorded amortization of in-licensed rights of approximately $0.7 million and $1.3 million, respectively.

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

For the three months ended June 30, 2026, other expense, net increased by $53.1 million compared with the three months ended June 30, 2025. This was primarily due to a $37.2 million decrease in the gain on strategic investments primarily related to our investment in Arrowhead during the three months ended June 30, 2025, which we sold in August 2025, and a $16.3 million increase in interest expense due to the 2030 Notes carrying a higher interest rate than the 2027 Notes.

For the six months ended June 30, 2026, other expense, net decreased by $14.8 million compared with the six months ended June 30, 2025. The change was primarily due to a $51.8 million decrease in the loss on our strategic investments, primarily related to our investment in Arrowhead during the six months ended June 30, 2025. This was partially offset by a $33.5 million increase in interest expense due to the 2030 Notes carrying a higher interest rate than the 2027 Notes as well as a decrease in interest income as a result of reduced investment balances during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Income tax expense (benefit)

Income tax expense for the three and six months ended June 30, 2026 was $3.1 million and $15.4 million, respectively. Income tax (benefit) expense for the three and six months ended June 30, 2025 was $(43.3) million and $20.7 million, respectively. Income tax expense for all periods presented primarily relates to state income taxes as a result of taxable profits in certain states requiring the capitalization of research and development costs and states which have suspended or limited the utilization of net operating loss carryforwards. As of June 30, 2026, we continued to maintain a full valuation allowance against our deferred tax assets, with the exception of deferred tax assets in certain foreign jurisdictions. We continue to monitor the available evidence relative to recovery of our deferred tax assets and whether such evidence would be sufficient to conclude that it is more likely than not that such deferred tax assets may be partially or fully recoverable. If we were to remove our valuation allowance in part or full, any such adjustment could have a material impact on our effective tax rate in the applicable period.

Liquidity and Capital Resources

There have been no material changes to our obligations under lease or debt arrangements as reported in our Annual Report on Form 10-K for the year ended December 31, 2025, except for the partial draw downs and repayments of the five-year $600.0 million senior secured revolving credit facility entered into in February 2025 (the “Revolving Credit Facility”), as discussed in Note 13, Revolving Credit Facility.

The following table summarizes our financial condition for each of the periods indicated:

	As of June 30, 2026	As of December 31, 2025	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$571,148	$801,282	$(230,134)	(29)%
Short-term investments	217,341	138,368	78,973	57%
Non-current investments	145,372	1,048	144,324	*
Restricted cash and investments	11,125	13,125	(2,000)	(15)%
Total cash, cash equivalents, restricted cash and investments	$944,986	$953,823	$(8,837)	(1)%

Borrowings:
Convertible debt	$847,623	$828,974	$18,649	2%
Total borrowings	$847,623	$828,974	$18,649	2%

Working capital:
Current assets	$2,223,824	$2,537,938	$(314,114)	(12)%
Current liabilities	502,908	1,095,290	(592,382)	(54)%
Total working capital	$1,720,916	$1,442,648	$278,268	19%

*Not meaningful

For the six months ended June 30, 2026, our principal sources of liquidity were primarily derived from the sales of our products, our collaboration arrangement with Roche, borrowings from the Revolving Credit Facility and the maturities and sales of investments. Please refer to Note 13, Revolving Credit Facility, for further discussion of our borrowing activity. Our principal uses of cash for the six months ended June 30, 2026 were our repayments of borrowings from the Revolving Credit Facility, the payment of $200.0 million for the second DM1 Milestone to Arrowhead, the $50.0 million annual license fee payment to Arrowhead, inventory commitments, research and development expenses, manufacturing costs, selling, general and administrative expenses, investments, capital expenditures and other working capital requirements.

For the year ended December 31, 2025, our principal sources of liquidity were primarily derived from the sales of our products, our collaboration arrangement with Roche, the maturities and sales of investments and proceeds from the exercise of stock options. Our principal uses of cash for 2025 were our $583.6 million up-front payment to Arrowhead, $241.4 million equity investment in Arrowhead's common stock and the $50.0 million cash component of the $100.0 million of the first DM1 Milestone, costs incurred as a result of the partial refinancings of the 2027 Notes in August and December 2025, inventory commitments, research and development expenses, manufacturing costs, selling, general and administrative expenses, investments, capital expenditures, share repurchases under our $500.0 million share repurchase program approved by the Board of Directors in November 2024 (the “2024 Repurchase Program”) and other working capital requirements. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of share repurchases under the 2024 Repurchase Program.

Beyond June 30, 2027, our cash requirements will depend extensively on our ability to advance our research, development and commercialization of product candidates. We may seek additional financings primarily from, but not limited to, the sale and issuance of equity and debt securities, the licensing or sale of our technologies, and entering into additional government contracts and/or funded research and development agreements. Our future expenditures and long-term capital requirements may be substantial and will depend on many factors, including but not limited to the following:

•
our ability to continue to generate revenues from sales of commercial products and potential future products;
•
our ability to resume commercial shipments of ELEVIDYS for non-ambulatory patients in the U.S.;
•
our ability to realize the benefits of the Restructuring;
•
the risk that the Restructuring and Pipeline Reprioritization may not generate their intended benefits to the extent or as quickly as anticipated;
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

We have entered into long-term contractual arrangements from time to time for our facilities, the provision of goods and services, and issuance of debt securities, among others. Additional information regarding our obligations under manufacturing arrangements is provided in Note 16, Commitments and Contingencies to the unaudited condensed consolidated financial statements contained in Item 1. There have been no material changes to our obligations under debt or leasing arrangements as reported in our Annual Report on Form 10-K for the year ended December 31, 2025, except for the partial draw downs and subsequent repayments of our Revolving Credit Facility, as discussed in Note 13, Revolving Credit Facility.

For products and product candidates that are currently approved or are in various research and development stages, we may be obligated to make up to $12.1 billion of future development, regulatory, up-front royalty and sales milestone payments associated with our license and collaboration agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable, and payment is not required as of June 30, 2026, such contingencies have not been recorded in our unaudited condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

Cash Flows

The following table summarizes our cash flow activity for each of the periods indicated:

	For the Six Months Ended
	June 30,
	2026	2025	Change	Change
	(in thousands)		$	%
Cash (used in) provided by
Operating activities	$(5,613)	$(322,100)	$316,487	(98)%
Investing activities	(227,762)	(258,966)	31,204	(12)%
Financing activities	241	(11,346)	11,587	(102)%
Decrease in cash and cash equivalents	$(233,134)	$(592,412)	$359,278	(61)%

Operating Activities

Cash used in operating activities, which consists of our net income (loss) adjusted for non-cash items and changes in net operating assets and liabilities, totaled $5.6 million and $322.1 million for the six months ended June 30, 2026 and 2025, respectively. Cash used in operating activities for the six months ended June 30, 2026 was primarily driven by the net income of $326.1 million, adjusted for the following:

•
$53.9 million in stock-based compensation expense;
•
$21.0 million in depreciation and amortization expense;
•
$19.0 million in non-cash interest expense;
•
$11.6 million in write-downs for obsolete inventory; and
•
$7.2 million in other non-cash items.

These non-cash charges were partially offset by $1.4 million in accretion of investment discount, net.

The net cash outflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$307.0 million decrease in deferred revenue primarily related to the recognition of $325.0 million associated with Roche's declined option to acquire certain program rights previously recorded as deferred revenue, partially offset by new orders placed by Roche;
•
$229.9 million decrease in accounts payable primarily related to timing of payments, including the payment of the second DM1 Milestone to Arrowhead during the six months ended June 30, 2026;
•
$37.3 million decrease in accrued expenses primarily due to timing of payments to our CMOs related to manufacturing commitments and payment of accrued compensation, partially offset by the litigation contingency charge;
•
$29.8 million increase in inventory primarily due to a continued manufacturing of ELEVIDYS to meet contractual commitments with contract manufacturing organizations, partially offset by sales of our products and batches of our products not meeting our quality specifications;
•
$21.4 million decrease in accounts receivable primarily due to a decrease in demand for our products from year-end;
•
$67.8 million decrease in other assets primarily driven by the timing of payment on receivables from Roche; and
•
$69.3 million decrease in manufacturing-related deposits and prepaids primarily due to timing of prepaid raw materials with Catalent.

Cash used in operating activities for the six months ended June 30, 2025 was primarily driven by the net loss of $250.6 million, adjusted for the following:

•
$78.5 million in stock-based compensation expense;
•
$54.0 million loss on strategic investments;
•
$20.8 million in depreciation and amortization expense; and
•
$11.3 million in other non-cash items.

These non-cash charges were partially offset by the $3.8 million in accretion of investment discount, net.

The net cash outflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$236.5 million increase in inventory primarily due to a continuing build-up of ELEVIDYS inventory as a result of label expansion of the therapy in June 2024;
•
$77.7 million decrease in accounts payable primarily due to the timing of invoices and payments;
•
$59.8 million decrease in deferred revenue primarily related to our collaboration with Roche, partially offset by our contract manufacturing activities with Roche;
•
$37.3 million increase in other assets primarily due to an increase in receivables from Roche associated with contract manufacturing revenue;

•
$15.4 million increase in lease liabilities and other liabilities primarily to reimbursements received for build-out of our Bedford facility;
•
$20.2 million increase in accrued expenses primarily due to increased revenue-related accruals related to increased product revenue, partially offset by payments on accrued employee compensation costs and timing of payments to our CMOs related to manufacturing commitments;
•
$68.9 million decrease in manufacturing-related deposits and prepaids primarily due to timing of payments to Catalent; and
•
$74.7 million decrease in accounts receivable, net primarily due to a decrease in demand for ELEVIDYS from year-end.

Investing Activities

Cash used in investing activities was $227.8 million and $259.0 million for the six months ended June 30, 2026 and 2025, respectively. Cash used in investing activities for the six months ended June 30, 2026 primarily consisted of $351.0 million of purchases of investments and $2.6 million of purchases of property and equipment, partially offset by $126.9 million from the maturity of investments.

Cash used in investing activities for the six months ended June 30, 2025 primarily consisted of $245.8 million in the acquisition of strategic investments primarily related to Arrowhead, $75.4 million of purchases of property and equipment and $45.1 million of purchases of investments, partially offset by $109.4 million from the maturity and sale of investments.

Financing Activities

Cash provided by financing activities was $0.2 million for the six months ended June 30, 2026, compared to $11.3 million of cash used in financing activities for the six months ended June 30, 2025. Cash provided by financing activities for the six months ended June 30, 2026 consisted of $0.2 million in proceeds from exercise of options. During the six months ended June 30, 2026, we also drew down, and subsequently repaid, $425.0 million on our Revolving Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest-Rate-Sensitive Financial Instruments

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, commercial paper, certificates of deposit, government and government agency bonds and high-grade corporate bonds with maturities of 24 months or less. Our cash is primarily deposited in and invested through highly rated financial institutions in the U.S. As of June 30, 2026, we had $945.0 million of cash, cash equivalents, restricted cash and investments, comprised of $571.1 million of cash and cash equivalents, $362.7 million of investments and $11.2 million non-current restricted cash and investments. We only hold debt securities classified as available-for-sale. The fair value of cash equivalents and investments is subject to change as a result of fluctuations in market interest rates. Our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we sell securities that decline in market value due to changes in interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of June 30, 2026, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of approximately $0.3 million to our interest rate sensitive instruments.

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

Market-Price-Sensitive Financial Instruments

Our strategic investment portfolio includes an investment in equity securities of a certain publicly traded biotechnology company as a result of a certain business development transaction. While we are holding such securities, we are subject to equity price risk and this may increase the volatility of our income in future periods due to changes in the fair value of our strategic equity investment. Changes in the fair value of this strategic equity investment are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. The potential change in fair value for market-price-sensitive instruments has been assessed on a hypothetical 10.0% adverse movement. As of June 30, 2026, we estimate that such hypothetical adverse 10.0% movement would result in a hypothetical loss in fair value of approximately $0.2 million to our market-price-sensitive financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended June 30, 2026, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

During the quarterly period ended June 30, 2026, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Under the accelerated approval pathway, continued approval may be contingent upon verification of a clinical benefit in confirmatory trials. These post-marketing requirements and commitments may not be feasible and/or could impose significant burdens and costs on us; could negatively impact our development, manufacturing and supply of our products; and could negatively impact our financial results. Failure to meet post-approval commitments and requirements, including completion of enrollment and in particular, any failure to obtain safety and efficacy data that supports clinical benefits from our ongoing and planned studies of our products, could lead to negative regulatory action from the FDA and/or withdrawal of regulatory approval of one or more of our products that have received accelerated approval. FDORA, enacted in 2022, has expanded FDA's expedited withdrawal procedures for drugs approved via the accelerated approval pathway if a sponsor fails to conduct any required post-approval study with due diligence. For example, on November 3, 2025, we announced topline results from our ESSENCE trial, a confirmatory trial intended to verify the clinical benefits of VYONDYS 53 and AMONDYS 45, which primary endpoint did not meet statistical significance. We submitted sNDAs related to these products in April 2026, which the FDA accepted for filing in June 2026. However, these results could lead to regulatory actions from the FDA, including changes to our drug labels, revocation of accelerated approvals and directives to remove these products from the market altogether.

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

Our ability to successfully maintain and/or increase sales of our products in the U.S. depends in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. Third party payors are increasingly challenging the effectiveness of, and the prices charged for, medical products and services. We may not be able to obtain or maintain adequate third-party coverage or reimbursement for our products, and/or we may be required to provide discounts or rebates on our products in order to obtain or maintain adequate coverage.

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

The U.S. government and individual states continue to aggressively pursue healthcare reform, which includes ongoing attempts to manage utilization as well as control and/or lower the cost of prescription drugs and biologics. Recent years have seen a number of reform initiatives focused on drug pricing and payment. For example, the Inflation Reduction Act ("IRA"), passed in 2022, has had and will likely continue to have a significant impact on the pharmaceutical industry. In 2025, the current presidential administration issued two executive orders with multiple directives aimed at lowering drug prices. In the wake of these executive orders and related executive initiatives, a number of pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices and/or reached agreement with the federal government regarding pricing for drugs, including prices for Medicaid drugs and newly launched products. In January 2026, the current presidential administration announced a healthcare plan calling for codification of most-favored-nation pricing arrangements with pharmaceutical manufacturers, and in April 2026, the administration issued a further executive order establishing tariffs on certain imported patented pharmaceuticals while offering relief from such tariffs to manufacturers that commit to most-favored-nation pricing and to onshoring research and manufacturing operations. The federal government has also launched a website that offers access to pharmaceutical direct-to-consumer discount drug offers and discloses generic drug pricing. Many of these reform initiatives would require additional legal and/or administrative action to implement and may be subject to legal challenge. See the Company's Annual Report on Form 10-K for the year ended December 31, 2025, “Item 1.

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

Additionally, in its 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overruled the “Chevron doctrine,” which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, the Centers for Medicare & Medicaid Services (the “CMS”) and other federal agencies where the law is ambiguous. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA and the CMS, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.

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

Additionally, in November 2025, we announced topline results from our ESSENCE trial, a confirmatory trial intended to verify the clinical benefits of VYONDYS 53 and AMONDYS 45, which primary endpoint did not meet statistical significance. We submitted sNDAs related to these products in April 2026, which the FDA accepted for filing in June 2026. However, these results could lead to regulatory actions from the FDA, including changes to our drug labels or revocation of accelerated approvals and directives to remove these products from the market altogether, negatively impact patient demand for these products or result in changes to reimbursement and coverage of these products by payors. Such outcomes could adversely impact our business, financial condition, results of operations, financial guidance, ability to accurately forecast key financial metrics, and prospects.

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

Our partner for ELEVIDYS, Roche, has received certain approvals for ELEVIDYS in territories outside of the U.S. On September 24, 2025, the EC refused marketing authorization under Regulation (EC) No 726/2004 of the European Parliament and of the Council for ELEVIDYS for ambulatory individuals aged three to seven years with Duchenne. We also announced in June 2025 that we paused our ENVISION study for ELEVIDYS, and such study remains on clinical hold.

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

We established a global EAP for our products in some countries where these products currently have not been approved. While we generate revenue from the distribution of these products through our EAP, we cannot predict whether historical revenues from this program will continue, whether we will be able to continue to distribute our products through our EAP, or whether revenues will exceed revenues historically generated from sales through our EAP, especially in light of current geopolitical issues. Reimbursement of aforementioned products through our EAPs may cease to be available if authorization for an EAP expires or is terminated. For example, healthcare providers may prefer to wait until such time as our products are approved by a regulatory authority in their country before prescribing any of our products. Even if a healthcare provider is interested in obtaining access to our products for its patient through our EAP, the patient may not be able to obtain access to our products if funding for the drug is not secured. Also geo-political and distribution changes and challenges might negatively impinge upon future revenue generated through our EAP.

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

Any failure to maintain revenues from sales of our products through our EAP and/or to generate revenues from commercial sales of these products exceeding historical sales due to distribution or geo-political challenges, including those potentially resulting from the ongoing conflict between Russia and Ukraine or the instability in the Middle-East or Venezuela , could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Duchenne and LGMD are rare, fatal genetic disorders. Duchenne affects an estimated one in approximately every 3,500 to 5,000 males born worldwide, of which up to 13% are estimated to be amenable to exon 51 skipping, up to 8% are estimated to be amenable to exon 53 skipping and up to 8% are estimated to be amenable to exon 45 skipping. LGMDs as a class affect an estimated range of approximately one in every 14,500 to one in every 123,000 individuals. FSHD is a rare neuromuscular disease with an estimated U.S. prevalent population of approximately 16,000. DM1 is also a rare neuromuscular disease with an estimated U.S. prevalent population of approximately 40,000. Our estimates of the size of these patient populations are based on a limited number of published studies as well as internal analyses. Various factors may decrease the market size of our products and product candidates, including the severity of the disease, patient demographics and the response of patients’ immune systems to our products and product candidates. If the results of these studies or our analysis of them do not accurately reflect the relevant patient population, our assessment of the market may be inaccurate, making it difficult or impossible for us to meet our revenue goals, or to maintain profitability.

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

(i)
exon skipping product candidates, such as Wave (targeting various exons, including 53); Nippon (targeting various exons, including 51 and 44, and notably for exon 53 for which it has received accelerated FDA approval for its product Viltepso (viltolarsen)); Dyne pursuing antibody-oligonucleotide conjugates for exons 44, 45, 51 (for which the FDA has accepted for review a BLA), 53, and 55; Novartis (formerly Avidity Biosciences ("Avidity")) pursuing antibody-oligonucleotide conjugates for exons 44, 45 and 51, SQY Therapeutics and BioMarin (for exon 51); and Entrada (notably for exon 44, 45, 50, and 51);
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

In the siRNA field, we face competition by third parties who are also developing product candidates targeting the same disease states as our product candidates, including but not limited to Novartis (formerly Avidity) (DM1, FSHD), Dyne (DM1, FSHD), Arthex Biotech (DM1), PepGen (DM1), Vertex Pharmaceuticals ("Vertex") and Entrada (DM1), Celularity (FSHD), EpiCrispr Biotechnologies (FSHD), Biohaven (SCA), Vico Therapeutics (SCA, Huntington’s), Skyhawk Therapeutics (SCA, Huntington’s), uniQure (Huntington’s), Wave (Huntington’s), and PTC (Huntington’s). Some, but not all, of these entities’ product candidates use RNA technologies. Several of these companies’ product candidates are further along in development and may obtain regulatory approval in advance of our product candidates. These and other competitors may have greater financial, scientific, and commercial resources than us, which may impact our ability to secure the technologies we desire or to otherwise effectively compete in these disease states.

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

If any of our competitors are successful in obtaining regulatory approval for any of their product candidates, it may limit our ability to enter into the market, gain market share or maintain market share in the Duchenne, DM1, FSHD, SCA, and Huntington's spaces or other diseases targeted by our platform technologies, products and product candidate pipeline.

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
•
disputes may arise between us and a collaborator or strategic partner that cause the delay or termination of the research, development, manufacturing, or commercialization of our products or product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;
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

For example, we will have limited influence and control over the development and commercialization activities of Roche in the territories in which it leads development and commercialization of ELEVIDYS. Roche’s development and commercialization activities in the territories where it is the lead party may adversely impact our own efforts in the U.S. As a further example, Arrowhead has conducted the Phase 1/2 ascending dose studies for SRP-1001 (FSHD1) and SRP-1003 (DM1) to date, for which we announced early and limited results in March 2026. Failure by Roche or Arrowhead to meet their obligations under the Roche Collaboration Agreement and Arrowhead Collaboration Agreement, to apply sufficient efforts at developing and commercializing collaboration products, or to comply with applicable legal or regulatory requirements, may materially adversely affect our business and our results of operations. In addition, to the extent we rely on Roche to commercialize any products for which we obtain regulatory approval, we will receive less revenues than if we commercialized these products ourselves.

Even if we achieve the long-term benefits associated with strategic transactions, our expenses and short-term costs may increase materially and adversely affect our liquidity and short-term net (loss) income. Future licenses or acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, the creation of contingent liabilities, impairment or expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition.

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

In addition, adverse events or new safety signals have in the past resulted and could result in the future in regulatory agency actions or cause delays in commercialization. For example, in response to two reported cases of ALF resulting in death of non-ambulatory patients, we suspended shipment of ELEVIDYS in the U.S. to non-ambulatory patients in June 2025. Additionally, in July 2025, we disclosed a reported case of ALF in a non-ambulatory patient participating in our Phase 1 LGMD trial for SRP-9004, who was not treated with ELEVIDYS. Thereafter, in response to a request from the FDA that we voluntarily stop all shipments of ELEVIDYS in the U.S., we suspended shipment of ELEVIDYS in the U.S. to ambulatory patients effective July 22, 2025. On July 28, 2025, the FDA informed us that it recommended the removal of the voluntary hold for ambulatory patients. In response, we resumed commercial shipments of ELEVIDYS for ambulatory patients in the U.S. Further, the Company has agreed with the FDA to a boxed warning for ALI and ALF and the removal of non-ambulatory population from the Indication and Usage section of ELEVIDYS' Prescribing Information. In November 2025, we announced the FDA's approval of dosing in a clinical trial for ELEVIDYS to evaluate the use of an enhanced immunosuppressive regimen as part of treatment with ELEVIDYS for non-ambulatory patients. It is currently unclear whether the FDA will pursue further actions related to ELEVIDYS, such as additional studies, additional product modifications, label supplements or controls, in the future.

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

Regulatory requirements governing gene therapy products have evolved and may continue to change in the future. Within the FDA, the Center for Biologics Evaluation and Research (“CBER”) regulates gene therapy products. Within the CBER, the review of gene therapy and related products is consolidated in the Office of Cellular, Tissue and Gene Therapies, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The CBER works closely with the National Institutes of Health (the “NIH”). The FDA has published guidance documents in recent years with respect to the regulation of gene therapy products. These guidance documents have generally been intended by FDA to promote greater transparency and increase efficiency in the development of gene therapy products. Nevertheless, there can be no assurance that these guidance documents will enable the accelerated development or approval of any particular gene therapy products.

These regulatory review agencies, committees and advisory groups, including changes in FDA leadership, and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval studies, limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable requirements and guidelines, failure of which may lead to delayed or discontinued development of our product candidates. For example, the FDA has approved dosing in a clinical trial of ELEVIDYS to evaluate the use of an enhanced immunosuppressive regimen as part of treatment with ELEVIDYS for non-ambulatory patients. FDA may also seek additional clinical trials or studies related to ELEVIDYS, which could adversely impact the Company.

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

For example, we are in the process of conducting various clinical trials for ELEVIDYS, including to evaluate the use of an enhanced immunosuppressive regimen as part of treatment with ELEVIDYS for non-ambulant individuals living with Duchenne. Resumption of dosing in the non-ambulatory population will depend on the FDA’s analysis of whether this data positively changes ELEVIDYS’s risk/benefit profile. We intend to discuss with the FDA the results of this study and a potential pathway forward to resume commercial dosing in the non-ambulatory population. The FDA may interpret the data from these trials differently than us and, regardless of the trial results, not permit us to resume shipments to non-ambulatory patients. In addition, in November 2025, we announced topline results from our ESSENCE trial, a confirmatory trial intended to verify the clinical benefits of VYONDYS 53 and AMONDYS 45, which primary endpoint did not meet statistical significance. We submitted sNDAs related to these products in April 2026, which the FDA accepted for filing in June 2026. The FDA may interpret the results of the ESSENCE trial differently from us, which could lead to regulatory actions from the FDA, including changes to our drug labels, revocation of accelerated approvals and directives to remove these products from the market altogether.

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

Preliminary or topline data from our preclinical studies and clinical trials that we announce or publish from time to time are based on preliminary analyses of then-available data, and the results, related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular preclinical study or clinical trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data. As a result, topline data should be viewed with caution until the final data are available. For example, we announced topline results from our ESSENCE trial, a confirmatory trial intended to verify the clinical benefits of VYONDYS 53 and AMONDYS 45. We submitted sNDAs related to these products in April 2026, which the FDA accepted for filing in June 2026.

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

With respect to the pre-commercial distribution of our products to patients outside of the U.S., we have contracted with third party distributors and service providers to distribute our products in certain countries through our EAP. We will need to maintain and continue building out our network for commercial distribution in jurisdictions in which our products are approved, as well as in jurisdictions in which our products are available through our EAP, all of which will require third party contracts. The use of distributors and service providers involves certain risks, including, but not limited to, risks that these organizations will not comply with contractual obligations and applicable laws and regulations, or not provide us with accurate or timely information regarding serious adverse events and/or product complaints regarding our products. Any such events may result in regulatory actions that may include suspension or termination of the distribution and sale of our products in a certain country, loss of revenue, and/or reputational damage, which could harm our results of operations and business.

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

We rely on, and expect to continue relying on for the foreseeable future, a limited number of third parties to manufacture and supply materials (including raw materials, starting materials and subunits), API and drug product and to provide release testing and labeling and packaging of vials and storage of our products and product candidates. The limited number of third parties with facilities, expertise and the capability suited to manufacture our products and product candidates creates a risk that we may not be able to obtain materials and APIs in the quantity and purity that we require. As of the date of this Quarterly Report, we have dual sourcing for the APIs for all three of our PMO commercial products and EXONDYS 51 drug product, one active source for AMONDYS 45 and VYONDYS 53 drug product, and one source for ELEVIDYS drug substance and drug product manufacturing.

In light of the limited number of third parties with the expertise to produce our products and product candidates, the lead time needed to manufacture them, and the availability of underlying materials, we may not be able to, in a timely manner or at all, establish or maintain sufficient clinical, commercial and other manufacturing arrangements on the commercially reasonable terms necessary to provide adequate supply of our products and product candidates. Furthermore, we may not be able to obtain the significant financial capital that may be required in connection with such arrangements. Even after successfully engaging third parties to execute the manufacturing process and release testing for our products and product candidates, such parties may not comply with the terms and timelines they have agreed to for various reasons, some of which may be out of their or our control, which impacts our ability to execute our business plans on expected or required timelines in connection with the commercialization of our products and the continued development of our product candidates.

We may also be impacted by development, operation, or production disruptions involving these third parties and our partners, the reasons for which also may be outside of their or our control. Several factors could cause production interruptions, disturbances or supply chain issues at our third party manufacturing, supply, testing, packaging, and distribution sites, including but not limited to talent acquisition/retention, equipment malfunctions, quality control and quality assurance issues, facility contamination, raw material shortages or contamination, man-made or natural disasters, public-health pandemics or epidemics, disruption in utility services, regulatory decisions and delays and possible negative effects of such delays on supply chains and expected timelines for product availability, production yield issues, shortages of qualified personnel, discontinuation of facility or business, government shutdowns, economic sanctions, human error, or disruptions in the operations of suppliers and other partners, including those caused by geopolitical conflicts or tariffs. In addition, the need to prioritize rated orders issued by the Federal Emergency Management Agency pursuant to the U.S. Defense Production Act could impact the manufacturing, supply chain and distribution of our products and product candidates. Any interruption in the operation of our third-party manufacturing, supply, packaging, release testing, or distribution partners or any of their suppliers or partners could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in supply of our products, product candidates or materials. In turn, any delay or interruption in the supply of finished commercial or clinical products could hinder our ability to distribute our products to meet commercial or clinical demand or execute our commercialization or clinical trial plans on the timing that we expect, which could result in the loss of potential revenues, adversely affect our ability to gain regulatory or market acceptance, or otherwise adversely affect our business, financial condition and prospects.

In addition, several of the components used in our manufacturing processes and for testing are currently from single-source suppliers. If these single-source suppliers fail to satisfy the Company's requirements on a timely basis, or if the Company is forced to change suppliers, the Company could suffer delays, a possible loss of revenue, or incur higher costs, any of which could adversely affect its operating results.

From time to time, we may need to add new manufacturing or testing capacity to meet increased product demand. The process for adding new capacity is lengthy and often causes delays in development efforts. Further, there may be circumstances in which we cease or temporarily suspend manufacturing for our products or product candidates altogether, which could impair the development of our product candidates and ability to meet commercial demand. For example, in June 2025, we suspended shipments of ELEVIDYS to non-ambulatory patients, and in July 2025 we temporarily suspended the shipments of ELEVIDYS to ambulatory patients. While the Company has resumed shipments of ELEVIDYS to ambulatory patients, the non-ambulatory population has since been removed from the Indications and Usages section of the ELEVIDYS Prescribing Information. Generally, any interruption or delay of the development of manufacturing facilities or testing capabilities, or any suspension of manufacturing or testing at our existing third-party facilities, could result in our inability to meet commercial or clinical product demand, which could result in the loss of potential revenues, adversely affect our ability to meet product development or regulatory milestones on anticipated timelines, or otherwise adversely affect our business, financial conditions and prospects. Moreover, should shipments of ELEVIDYS to the non-ambulatory population resume in the future, our CMOs may experience delays associated with increasing manufacturing output, which could adversely impact our ability to predict production timelines and meet commercial demand.

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

Our ability to accurately predict commercial demand may also be impacted by regulatory decisions. For instance, following a safety label update process, the non-ambulatory population has been removed from the Indications and Usages section of the ELEVIDYS Prescribing Information. This removal has impacted our previously forecasted demand for ELEVIDYS, which increases the risk of products and portions of our products’ supply expiring before sale or having excess materials on hand, which could have a material impact on our financial operations. To date, this has resulted in recorded reserves related to excess inventory. These types of events may continue to cause volatility in demand for ELEVIDYS, which could result in our inability to accurately forecast commercial demand for ELEVIDYS. In addition, we announced in November 2025 topline results from our ESSENCE trial, a confirmatory trial intended to verify the clinical benefits of VYONDYS 53 and AMONDYS 45. We submitted sNDAs related to these products in April 2026, which the FDA accepted for filing in June 2026. Any future regulatory decision or action related to VYONDYS 53 or AMONDYS 45 could impact our previously-forecasted demand for these products, which may increase the risk of products and portions of our products’ supply expiring before sale or having excess materials on hand. Changes in demand also may lead to changes in our commercial relationships, including pricing, that are difficult to predict and could have a negative impact on our business.

If our third-party manufacturers and testing sites are unable to satisfy requirements related to the manufacturing of our products and product candidates, our ability to meet commercial demand may be adversely impacted, which could result in the loss of potential revenues, adversely affect our ability to gain market acceptance of our products or product candidates, or otherwise adversely affect our business, financial condition and prospects.

We or the third parties we use in the manufacturing process for our products and product candidates may fail to comply with cGMP regulations.

Our contract partners are required to produce and test our materials, APIs and drug products under cGMP. We do not have direct operational control over a third-party's compliance with regulations and requirements. We and our contract partners are subject to periodic inspections by the FDA, EMA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations. In addition, before we can begin to commercially manufacture and test our product candidates in third-party or our own facilities, we must obtain regulatory approval from the FDA, which includes a review of the manufacturing and testing processes and facilities. A manufacturing authorization also must be obtained from the appropriate EU regulatory authorities and may be required by other foreign regulatory authorities. The timeframe required to obtain such approval or authorization is uncertain. In order to obtain approval, we need to demonstrate that all of our processes, methods and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. In complying with cGMP, we are obligated to expend time, money and effort in production, record keeping and quality control to seek to assure that the product meets applicable specifications and other requirements.

Further, changes in cGMP could negatively impact the ability of us or our contract partners to complete the manufacturing and testing processes of our products and product candidates in a compliant manner on the schedule we require for commercial and clinical trial use, respectively.

Failure by us or our contract manufacturing and testing partners to achieve, maintain compliance with, or adhere to applicable cGMP and other applicable government regulations, including failure to detect or control anticipated or unanticipated errors, or our contract partners experiencing problems, may result in significant negative consequences, including product seizures or recalls, postponement or cancellation of clinical trials, clinical holds, loss or delay of product approvals, patient injury or death, fines and sanctions, loss of revenue, termination of the development of a product candidate, reputational damage, shipment delays, inventory shortages, inventory write-offs and other product-related charges and increased manufacturing costs. If we experience any of these consequences, the success of our commercialization of our products and/or our development efforts for our product candidates could be significantly delayed, fail or otherwise be negatively impacted.

Finally, with respect to ELEVIDYS and our gene therapy programs in particular, the current capacity to produce and test our viral vectors or gene therapy product candidates at commercial levels is limited, and the availability of sufficient GMP compliant capacity may result in delays in our development plans or increased capital expenditures, and the development and sales of any gene therapy products, if approved, may be materially harmed. We also rely on a third party to develop, manufacture, obtain and maintain regulatory approval for necessary diagnostic tests for ELEVIDYS. Any delay or failure by us or our collaborators to develop, obtain or maintain regulatory approval of the necessary diagnostic tests could harm our business, possibly materially.

We may not be able to successfully optimize manufacturing of our product candidates in sufficient quality and quantity or within targeted timelines, or be able to secure ownership of intellectual property rights developed in this process, which could negatively impact the commercial success of our products and/or the development of our product candidates.

We have historically focused on optimizing manufacturing, including for our product candidates, gene therapy, PMOs, and other programs. For example, as our product candidates advance to later clinical stages, we have sought and may seek in the future to alter manufacturing and/or other product components and processes to optimize the products and product candidates for the scale-up necessary for later stage clinical trials, potential approval, and commercialization. We may not be able to successfully increase manufacturing capacity or optimize manufacturing processes for the production of materials, APIs and drug products, whether in collaboration with third party manufacturers or on our own, in a manner that is safe, compliant with cGMP conditions or other applicable legal or regulatory requirements, in a cost-effective manner, in a time frame required to meet our timeline for commercialization, clinical trials and other business plans, or at all.

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

During our work with our third-party manufacturers to increase and/or optimize manufacturing capacity and processes, they may make proprietary improvements in the manufacturing or testing processes for our products or product candidates. We may not own or be able to secure ownership of such improvements or may have to share the intellectual property rights to those improvements. Additionally, we may need additional processes, technologies and validation studies, which could be costly and which we may not be able to develop or acquire from third parties. Failure to secure the intellectual property rights required for the manufacturing and testing processes needed for large-scale clinical trials or the continued development of our product candidates could cause significant delays in our business plans or otherwise negatively impact the continued development of our product candidates.

Deviations from manufacturing, testing, packaging and distribution processes and procedures could result in manufacturing delays or delays in product release, which may harm our business.

Sarepta maintains strict adherence to applicable regulatory guidance and industry standards. We employ multiple steps to control our manufacturing and testing processes to ensure product quality, safety and compliance throughout drug development and commercial manufacturing.

Several factors could result in delays in and expenses relating to this manufacturing control process. We or our third-party partners may encounter problems hiring and retaining the experienced scientific, quality control and manufacturing personnel needed to operate our manufacturing process, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements. Problems with the manufacturing or testing processes, even minor deviations from the normal process, could result in delays in product release, product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical and/or commercial grade materials that meet FDA, EMA or other applicable foreign standards or specifications with consistent and acceptable production yields and costs, which may and has resulted in write-offs of batches of our products not meeting our quality specifications. We also face risk of damage during shipping and storage of the APIs or finished drug product. Lot failures or product recalls could cause us to delay clinical trials or product launches or may result in an inability to fulfill demand for commercial supply of our products, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.

In addition, the FDA, EMA and other foreign regulatory authorities may require us to submit samples of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other foreign regulatory authorities may require that a product lot not be distributed until the applicable regulatory authority has authorized its release, or may prohibit its distribution altogether.

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

The number and complexity of both federal and state laws continues to increase, and additional governmental resources are being used to enforce these laws and to prosecute companies and individuals who are believed to be violating them. We anticipate that government scrutiny of pharmaceutical sales and marketing practices and other activities will continue for the foreseeable future and subject us to the risk of government investigations and enforcement actions. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations, and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices are non-compliant. For example, in September 2025, the FDA stated that it intends to more aggressively enforce requirements for direct-to-consumer ("DTC") drug advertising and sent more than 100 warning or untitled letters to companies for allegedly deceptive prescription drug advertising, which represents a dramatic increase in FDA actions as compared to prior years. The FDA also announced plans to expand its oversight of digital and social media advertising and to initiate a rulemaking that would call for drug companies to disclose additional safety information in DTC broadcast advertisements. The nature and extent of changes to FDA regulations and enforcement approach is unclear but may impact pharmaceutical marketing efforts industry-wide, including for us, which could in turn impact our sales and operations. As another example, recent government communications indicate that the longstanding focus of federal enforcement agencies on pharmaceutical company activities will continue. In 2025, the U.S. Department of Justice (“DOJ”) issued a white collar enforcement plan identifying enforcement priorities for prosecuting corporate and white collar crime which includes health care fraud. Similarly, the DOJ-HHS False Claims Act Working

Group enforcement priorities include drug pricing and kickbacks related to drugs paid for by federal healthcare programs. More broadly, in early 2026, the current presidential administration created a Task Force to Eliminate Fraud to coordinate and accelerate a comprehensive "whole-of-government" national strategy to stop fraud, waste, and abuse within federal benefit programs, and a new DOJ division was established for national fraud enforcement, focusing on fraud targeting federal government programs, federally funded benefits, businesses, nonprofits, and private citizens nationwide. In June of 2026, the DOJ announced the results of the National Health Care Fraud Takedown, which included charges against 455 defendants for alleged participation in health care fraud and opioid abuse schemes. If we were ever subject to such an investigation, we may face substantial penalties and our business, operations and financial condition could be adversely affected.

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

Turnover rates of key employees have varied substantially in recent years. Over the last few years, we have had several executive management changes, including the departure of Dallan Murray, Chief Customer Officer in July 2025 and Bilal Arif, Chief Technical Operations Officer in August 2025. Additionally, Doug Ingram, our former Chief Executive Officer, retired from the Company as of July 28, 2026, and Michael Severino, M.D., was appointed Chief Executive Officer. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in other key officers and employees. Additionally, our restructuring and reduction in force in July 2025 has resulted in an increase in the turnover of employees. The restructuring and reduction in force could also lead to unforeseen disruptions to our business and may continue to impact the likelihood of turnover of additional employees, key employees or officers. If we lose the services of one or more of our senior management or key employees, or if one or more of them decides to join a competitor or otherwise to compete with us, our business could be harmed.

Risks Related to our Financial Condition and Capital Requirements

We have previously incurred operating losses and we may not maintain profitability.

We generated operating income of $371.7 million for the six months ended June 30, 2026. Our accumulated deficit was $4.6 billion as of June 30, 2026. Although we currently have four commercially approved products in the U.S., we believe that it will take us some time to attain positive cash flow from operations. Since our products and product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

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

We cannot assure you that the measures we have taken to date, and actions we may take in the future, will prevent or avoid potential material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting, including as a result of impacts to our financial reporting team in light of the Restructuring, could severely inhibit our ability to accurately report our financial condition or results of operations and may result in a restatement of our financial statements for prior periods. If we are unable to conclude that our internal control over financial reporting are effective, or if management or our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

The estimates and judgments we make, or the assumptions on which we rely, in preparing our consolidated financial statements and condensed consolidated financial statements could prove inaccurate.

Our consolidated financial statements and condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. Such estimates and judgments include revenue recognition, inventory, valuation of stock-based awards, research and development expenses, income tax and the impacts of litigation, including expected settlement arrangements. We base our estimates on historical experience, facts and circumstances known to us and on various other assumptions that we believe to be reasonable under the circumstances. We cannot provide assurances, however, that our estimates, or the assumptions underlying them, will not change over time or otherwise prove inaccurate. If this is the case, we may be required to restate our consolidated financial statements or condensed consolidated financial statements, which could, in turn, subject us to securities class action litigation. Defending against such potential litigation relating to a restatement of our consolidated financial statements or condensed consolidated financial statements would be expensive and would require significant attention and resources of our management. Moreover, our insurance to cover our obligations with respect to the ultimate resolution of any such litigation may be inadequate. As a result of these factors, any such potential litigation could have a material adverse effect on our financial results and cause our stock price to decline, which could in turn subject us to securities class action litigation.

Risks Related to Our Common Stock

Our stock price is volatile and may fluctuate due to factors beyond our control.

The market prices for and trading volumes of securities of biotechnology companies, including our securities, have historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities, the adverse events observed in non-ambulatory patients receiving ELEVIDYS and in our Phase 1 LGMD trial for SRP-9004, and our ESSENCE readout. For example, over the last twelve months, as of the date of this report, our stock has increased as much as 35% in a single day or decreased as much as 34% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

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

Broad market and industry factors may seriously affect the market price of a company’s stock, including ours, regardless of actual operating performance. For example, the trading prices of biopharmaceutical companies have been highly volatile as a result of inflation, announced tariffs and increased interest rates and overall market volatility. In addition, our operations and performance may be affected by political or civil unrest or military action, including the ongoing conflict between Russia and Ukraine, recent events in Venezuela, or the conflict in the Middle East. Additionally, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. The Company is currently facing a securities class action litigation filed on June 26, 2025. In addition, related derivative lawsuits have been filed in 2025 and 2026. Such litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

Currently, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 198.0 million shares of common stock. As of June 30, 2026, there were approximately 105.6 million shares of common stock outstanding and outstanding awards to purchase 12.2 million shares of common stock under various incentive stock plans. Additionally, as of June 30, 2026, there were approximately 6.6 million shares of common stock available for future issuance under our 2026 Equity Incentive Plan and approximately 2.0 million shares of common stock available for issuance under our 2024 Employment Commencement Incentive Plan.

We may issue additional shares to grant equity awards to our employees, officers, directors and consultants under our 2026 Equity Incentive Plan or our 2024 Employment Commencement Incentive Plan. We may also issue additional common stock and warrants from time to time to finance our operations and in connection with strategic transactions, such as acquisitions and licensing. For example, in February 2020, we issued and sold 2,522,227 shares of common stock to Roche Finance Ltd in connection with the entry into the collaboration agreement with Roche.

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

In September 2022, we issued $1,150.0 million aggregate principal amount of 2027 Notes, pursuant to that certain indenture dated as of September 16, 2022, between us, as issuer, and U.S. Bank National Association, as trustee, including $20.0 million of 2027 Notes issued to the Michael A. Chambers Living Trust in a private placement. Additionally, on August 28, 2025, the Company completed privately negotiated exchanges of $700.0 million in aggregate principal amount of 2027 Notes for consideration consisting of (i) $602.0 million in aggregate principal amount of 2030 Notes, (ii) an aggregate of 5,851,693 shares of the Company’s Common Stock, and (iii) an aggregate of approximately $127.3 million in cash. On December 18, 2025, the Company completed privately negotiated exchanges of approximately $291.4 million in aggregate principal amount of 2027 Notes for consideration consisting of (i) approximately $291.4 million in aggregate principal amount of 2030 Notes and (ii) an aggregate of approximately $31.6 million in cash. As of June 30, 2026, the aggregate principal amount of 2027 Notes totaled approximately $158.6 million and the aggregate principal amount of 2030 Notes totaled approximately $893.4 million.

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

In addition, any misuse of social media or AI may result in inappropriate disclosure of sensitive information or cause reputational harm, give rise to liability, lead to the loss of trade secrets and other intellectual property, or lead to other consequences. If any of these events described above were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face overly restrictive regulatory actions or incur other harm to our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K12B	001-14895	3.1	6/6/13
3.2	Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-14895	3.1	6/30/15
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sarepta Therapeutics, Inc.	8-K	001-14895	3.1	6/8/20
3.4	Amended and Restated Bylaws.	8-K	001-14895	3.1	9/25/14
3.5	Amendment No. 1 to the Amended and Restated Bylaws.	8-K	001-14895	3.1	1/13/20
3.6	Second Amended and Restated Bylaws.	8-K	001-14895	3.1	12/13/22
3.7	Amendment No. 1 to Second Amended and Restated Bylaws of Sarepta Therapeutics, Inc.	8-K	001-14895	3.1	9/16/24
10.1†	Sarepta Therapeutics, Inc. 2026 Equity Incentive Plan	8-K	001-14895	10.1	6/4/26
10.2†	Sarepta Therapeutics, Inc. 2026 Employee Stock Purchase Plan	8-K	001-14895	10.2	6/4/26
10.3†	Form of Stock Option Award Agreement under Sarepta Therapeutics, Inc. 2026 Equity Incentive Plan					X
10.4†	Form of Restricted Stock Unit Award Agreement under Sarepta Therapeutics, Inc. 2026 Equity Incentive Plan					X
10.5†	Employment Agreement, dated July 24, 2026, by and between Michael Severino, M.D., and Sarepta Therapeutics, Inc.	8-K	001-14895	10.1	7/27/26
10.6†	Consulting and Advisory Agreement, dated July 26, 2026, by and between Douglas Ingram and Sarepta Therapeutics, Inc.	8-K	001-14895	10.2	7/27/26
10.7†	Sarepta Therapeutics, Inc. 2024 Employment Commencement Incentive Plan	S-8 POS	333-240996	4.5	3/28/24
10.8†	Amendment No. 1 to the Sarepta Therapeutics, Inc. 2024 Employment Commencement Incentive Plan	8-K	001-14895	10.1	6/7/24
10.9†	Amendment No. 2 to the Sarepta Therapeutics, Inc. 2024 Employment Commencement Incentive Plan	S-8	333-297764	4.3	7/28/26
10.10†	Amendment No. 3 to the Sarepta Therapeutics, inc. 2024 Employment Commencement Incentive Plan	S-8	333-297764	4.4	7/28/26
31.1	Certification of the Company’s Principal Executive Officer, Michael Severino, M.D., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Principal Financial and Accounting Officer, Ryan H. Wong, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Company’s Principal Executive Officer, Michael Severino, M.D., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Company’s Principal Financial and Accounting Officer, Ryan H. Wong, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X

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

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: August 5, 2026	By:	/s/ MICHAEL SEVERINO, M.D.
Michael Severino, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2026	By:	/s/ RYAN H. WONG
Ryan H. Wong
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)