Form 10-Q
period 2026-09-30
Sarepta Therapeutics, Inc.
filed 2026-11-05
CIK 873303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock with $0.0001 par value	107,235,848
(Class)	(Outstanding as of November 2, 2026)

SAREPTA THERAPEUTICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	As of September 30, 2026	As of December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$472,760	$801,282
Short-term investments	406,016	138,368
Accounts receivable, net	369,178	398,233
Inventory	876,118	914,744
Manufacturing-related deposits and prepaids	62,206	113,455
Other current assets	86,611	171,856
Total current assets	2,272,889	2,537,938
Property and equipment, net	319,288	345,125
Right of use assets	117,709	125,495
Non-current inventory	200,579	184,543
Non-current investments	108,815	1,048
Other non-current assets	146,786	155,554
Total assets	$3,166,066	$3,349,703

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,704	$280,841
Accrued expenses	321,764	359,659
Deferred revenue, current portion	104,887	443,397
Current portion of long-term debt	157,971	—
Other current liabilities	26,027	11,393
Total current liabilities	656,353	1,095,290
Long-term debt	699,393	828,974
Lease liabilities, net of current portion	195,663	199,378
Deferred revenue, net of current portion	83,910	83,910
Other non-current liabilities	1,894	1,529
Total liabilities	1,637,213	2,209,081
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 3,333,333 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 198,000,000 shares authorized; 107,888,367 and 107,232,725 issued and outstanding, respectively, at September 30, 2026 and 105,615,096 and 104,964,220 issued and outstanding, respectively, at December 31, 2025	11	11
Treasury stock, at cost, 655,642 and 650,876 shares at September 30, 2026 and December 31, 2025, respectively	(25,013)	(25,263)
Additional paid-in capital	6,134,817	6,042,586
Accumulated other comprehensive (loss) income, net of tax	(1,586)	272
Accumulated deficit	(4,579,376)	(4,876,984)
Total stockholders’ equity	1,528,853	1,140,622
Total liabilities and stockholders’ equity	$3,166,066	$3,349,703

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Products, net	$323,763	$370,043	$982,967	$1,494,689
Collaboration and other	57,588	29,313	530,438	260,614
Total revenues	381,351	399,356	1,513,405	1,755,303

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	188,512	150,775	446,665	440,897
Research and development	82,549	218,890	327,767	1,196,730
Selling, general and administrative	118,612	91,893	335,163	363,419
Litigation settlement charge	—	—	39,000	—
Restructuring charge	—	40,510	—	40,510
Amortization of in-licensed rights	718	677	2,126	1,945
Total cost and expenses	390,391	502,745	1,150,721	2,043,501
Operating (loss) income	(9,040)	(103,389)	362,684	(288,198)

Other (loss) income, net:
Other (expense) income, net	(16,726)	34,958	(47,025)	(10,113)
Gain on debt extinguishment	—	3,761	—	3,761
Total other (loss) income, net	(16,726)	38,719	(47,025)	(6,352)

(Loss) income before income tax expense (benefit)	(25,766)	(64,670)	315,659	(294,550)
Income tax expense (benefit)	2,695	(14,102)	18,051	6,634
Net (loss) income	$(28,461)	$(50,568)	$297,608	$(301,184)

Other comprehensive (loss) income:
Unrealized (losses) gains on investments, net of tax	(1,021)	271	(1,858)	438
Total other comprehensive (loss) income	(1,021)	271	(1,858)	438
Comprehensive (loss) income	$(29,482)	$(50,297)	$295,750	$(300,746)

(Loss) earnings per share:
Basic	$(0.27)	$(0.50)	$2.82	$(3.06)
Diluted	$(0.27)	$(0.50)	$2.78	$(3.06)

Weighted average number of shares of common stock used in computing (loss) earnings per share:
Basic	105,930	100,237	105,453	98,545
Diluted	105,930	100,237	107,646	98,545

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

						Accumulated
					Additional	Other		Total
	Common Stock Issued		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE AT DECEMBER 31, 2025	105,615	$11	(651)	$(25,263)	$6,042,586	$272	$(4,876,984)	$1,140,622
Exercise of options for common stock	25	—	—	—	241	—	—	241
Vest of restricted stock units	587	—	(5)	—	—	—	—	—
Stock-based compensation	—	—	—	—	33,673	—	—	33,673
Unrealized losses on investments, net of tax	—	—	—	—	—	(393)	—	(393)
Net income	—	—	—	—	—	—	330,959	330,959
BALANCE AT MARCH 31, 2026	106,227	$11	(656)	$(25,263)	$6,076,500	$(121)	$(4,546,025)	$1,505,102
Vest of restricted stock units	52	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	28,030	—	—	28,030
Unrealized losses on investments, net of tax	—	—	—	—	—	(444)	—	(444)
Net loss	—	—	—	—	—	—	(4,890)	(4,890)
BALANCE AT JUNE 30, 2026	106,279	$11	(656)	$(25,263)	$6,104,530	$(565)	$(4,550,915)	$1,527,798
Vest of restricted stock units	1,609	—	—	—	—	—	—	—
Reversal of excise tax on repurchases of common stock	—	—	—	250	—	—	—	250
Stock-based compensation	—	—	—	—	30,287	—	—	30,287
Unrealized losses on investments, net of tax	—	—	—	—	—	(1,021)	—	(1,021)
Net loss	—	—	—	—	—	—	(28,461)	(28,461)
BALANCE AT SEPTEMBER 30, 2026	107,888	$11	(656)	$(25,013)	$6,134,817	$(1,586)	$(4,579,376)	$1,528,853

						Accumulated
					Additional	Other		Total
	Common Stock Issued		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
BALANCE AT DECEMBER 31, 2024	96,900	$10	—	$—	$5,738,924	$(218)	$(4,210,974)	$1,527,742
Cumulative effect of accounting change to adopt ASU 2025-07	—	—	—	—	—	—	47,400	47,400
Exercise of options for common stock	146	—	—	—	9,036	—	—	9,036
Vest of restricted stock units	1,135	—	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	74	—	—	—	6,645	—	—	6,645
Stock-based compensation	—	—	—	—	46,556	—	—	46,556
Unrealized gains on investments, net of tax	—	—	—	—	—	252	—	252
Net loss	—	—	—	—	—	—	(447,508)	(447,508)
BALANCE AT MARCH 31, 2025	98,255	$10	—	$—	$5,801,161	$34	$(4,611,082)	$1,190,123
Exercise of options for common stock	57	—	—	—	1,500	—	—	1,500
Vest of restricted stock units	45	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	41,618	—	—	41,618
Repurchases of common stock	—	—	(651)	(25,263)	—	—	—	(25,263)
Unrealized losses on investments, net of tax	—	—	—	—	—	(85)	—	(85)
Net income	—	—	—	—	—	—	196,892	196,892
BALANCE AT JUNE 30, 2025	98,357	$10	(651)	$(25,263)	$5,844,279	$(51)	$(4,414,190)	$1,404,785
Exercise of options for common stock	2	—	—	—	26	—	—	26
Vest of restricted stock units	25	—	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	77	—	—	—	1,188	—	—	1,188
Issuance of common stock for the August 2025 Exchange, net of issuance costs	5,851	1	—	—	104,934	—	—	104,935
Issuance of common stock	1,107	—	—	—	20,000	—	—	20,000
Restructuring charge	—	—	—	—	(134)	—	—	(134)
Stock-based compensation	—	—	—	—	16,396	—	—	16,396
Unrealized gains on investments, net of tax	—	—	—	—	—	271	—	271
Net loss	—	—	—	—	—	—	(50,568)	(50,568)
BALANCE AT SEPTEMBER 30, 2025	105,419	$11	(651)	$(25,263)	$5,986,689	$220	$(4,464,758)	$1,496,899

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$297,608	$(301,184)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Stock-based compensation	80,614	93,380
Depreciation and amortization	26,903	39,268
Non-cash interest expense	28,926	5,810
Non‑cash inventory write‑downs for obsolescence	11,599	—
Reduction in the carrying amounts of the right of use assets	9,614	11,326
Loss on strategic investments	2,683	17,268
Accretion of investment discount, net	(2,464)	(4,911)
In-kind milestone payment to Arrowhead Pharmaceuticals, Inc.	—	50,000
Non-cash write-off of prepaid deposits	—	17,041
Gain on debt extinguishment	—	(3,761)
Other	1,379	549
Changes in operating assets and liabilities, net:
Decrease in accounts receivable	29,055	206,249
Decrease in manufacturing-related deposits and prepaids	53,384	67,072
Decrease (increase) in inventory	29,793	(319,568)
Decrease (increase) in other assets	87,158	(100,070)
(Decrease) increase in deferred revenue	(338,510)	30,193
Decrease in accounts payable	(236,564)	(89,860)
Decrease in accrued expenses, lease liabilities and other liabilities	(26,825)	(55,487)
Net cash provided by (used in) operating activities	54,353	(336,685)

Cash flows from investing activities:
Purchase of investments	(557,299)	(45,316)
Maturity and sales of investments	180,953	195,935
Purchase of property and equipment	(5,570)	(98,381)
Purchase of intangible assets	(4,200)	(7,080)
Acquisition of strategic investment	—	(245,819)
Proceeds from sale of investment in Arrowhead Pharmaceuticals, Inc.	—	174,095
Net cash used in investing activities	(386,116)	(26,566)

Cash flows from financing activities:
Proceeds from exercise of stock options and purchase of stock under the Employee Stock Purchase Program	241	18,395
Proceeds from borrowings under the Revolving Credit Facility	425,000	—
Repayments of borrowings under the Revolving Credit Facility	(425,000)	—
Repayment of 2027 Notes	—	(123,333)
Debt issuance costs for the August 2025 Exchange	—	(12,787)
Proceeds from issuance of common stock	—	20,000
Common stock issuance costs	—	(2,276)
Repurchases of common stock	—	(25,013)
Payments related to obtaining Revolving Credit Facility	—	(4,122)
Net cash provided by (used in) financing activities	241	(129,136)

Decrease in cash, cash equivalents and restricted cash	(331,522)	(492,387)

Cash, cash equivalents and restricted cash:
Beginning of period	814,407	1,118,589
End of period	$482,885	$626,202

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$472,760	$613,077
Restricted cash in other assets	10,125	13,125
Total cash, cash equivalents and restricted cash	$482,885	$626,202

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$11,862	$21,249
Cash paid during the period for interest	$46,940	$13,962
Supplemental schedule of non-cash activities:

Intangible assets and property and equipment included in accounts payable and accrued expenses	$3,523	$5,697
Capitalized stock-based compensation and depreciation as inventory	$18,802	$18,253
Lease liabilities arising from obtaining right of use assets	$155	$5,232
Issuance of 2030 Notes in exchange for 2027 Notes	$—	$602,002
Non-cash settlement of 2027 Notes	$—	$(602,002)
Common stock issued for conversion or exchange of 2027 Notes	$—	$107,320
Accrued debt issuance costs for the August 2025 Exchange	$—	$618
Accrued common stock issuance costs	$—	$110
Contingent consideration liabilities derecognized in connection with adoption of ASU 2025‑07	$—	$47,400

See accompanying notes to unaudited condensed consolidated financial statements.

SAREPTA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Sarepta Therapeutics, Inc. (together with its wholly-owned subsidiaries, “Sarepta” or the “Company”) is a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, small interfering RNA ("siRNA") knockdown therapies, gene therapies and other genetic therapeutic modalities for the treatment of rare diseases. Applying its proprietary, differentiated and innovative technologies, and through collaborations with its strategic partners, the Company has developed multiple approved products for the treatment of Duchenne muscular dystrophy (“Duchenne”) and is developing potential therapeutic candidates for a broad range of diseases and disorders, including Duchenne, Myotonic Dystrophy type 1 (“DM1"), facioscapulohumeral muscular dystrophy (“FSHD”), Huntington's Disease ("HD"), limb girdle muscular dystrophy ("LGMD"), and other neuromuscular and central nervous system disorders.

The Company's RNA-targeted products EXONDYS 51 (eteplirsen) Injection (“EXONDYS 51”), VYONDYS 53 (golodirsen) Injection (“VYONDYS 53”) and AMONDYS 45 (casimersen) Injection (“AMONDYS 45”) (collectively, the “PMO Products”) were granted accelerated approval by the U.S. Food and Drug Administration (the “FDA”) in 2016, 2019 and 2021, respectively. Indicated for the treatment of Duchenne in patients who have a confirmed mutation of the dystrophin gene that is amenable to exon 51, exon 53 and exon 45 skipping, respectively, EXONDYS 51, VYONDYS 53 and AMONDYS 45 use the Company’s phosphorodiamidate morpholino oligomer (“PMO”) chemistry and exon-skipping technology to skip exon 51, exon 53 and exon 45 of the dystrophin gene. Exon skipping is intended to promote the production of an internally truncated but functional dystrophin protein.

The Company's gene therapy product, ELEVIDYS (delandistrogene moxeparvovec-rokl), an adeno-associated virus-(“AAV”) based gene therapy, was initially granted accelerated approval by the FDA in June 2023 for the treatment of ambulatory patients aged four through five years with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS subsequently received traditional approval by the FDA in June 2024 for the treatment of ambulatory patients at least four years old with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS was also approved for non-ambulatory patients under the accelerated approval pathway in June 2024. In response to safety events announced in March and June 2025, the Company suspended all shipments of ELEVIDYS to non-ambulatory patients in the U.S. in June 2025. In November 2025, the Company announced a boxed warning for acute liver injury and acute liver failure and removal of non-ambulatory population from the Indication and Usage section of the Prescribing Information. The Company is currently in the process of conducting various clinical trials for ELEVIDYS, including a study to evaluate the use of sirolimus as an enhanced immunosuppressive regimen as part of treatment with ELEVIDYS for non-ambulatory individuals living with Duchenne. The Company intends to discuss with the FDA the results of this study and a potential pathway forward to resume commercial dosing in the non-ambulatory population. Resumption of dosing in the non-ambulatory population will depend in part on the FDA's analysis of whether the sirolimus data positively changes ELEVIDYS' risk/benefit profile and on aligning with the FDA on the process for revising the label, both of which involve risks and uncertainties.

As of September 30, 2026, the Company had $998.7 million of cash, cash equivalents, restricted cash and investments, consisting of $472.8 million of cash and cash equivalents, $514.8 million of investments and $11.1 million of non-current restricted cash and investments. The Company believes that its balance of cash, cash equivalents and investments as of the date of the issuance of this report, along with future cash inflows from operations and availability under the Company's Revolving Credit Facility (please refer to Note 13, Revolving Credit Facility for further information) is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue additional cash resources through public or private debt and equity financings, seek funded research and development arrangements and additional government contracts and/or establish collaborations with or license its technology to other companies.

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

In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. GAAP, but that is not required for interim reporting purposes, has been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2025 which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission on March 2, 2026. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year.

Estimates and Uncertainties

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash held at financial institutions, cash equivalents, investments and accounts receivable, net, from customers. As of September 30, 2026, the Company’s cash was concentrated at seven financial institutions, which potentially exposes the Company to credit risks. However, the Company does not believe that there is significant risk of non-performance by the financial institutions. The Company also purchases commercial paper, government and government agency bonds, corporate bonds, certificates of deposit and bank time deposits issued by highly rated corporations, financial institutions and governments and limits the amount of credit exposure to any one issuer. These amounts may at times exceed federally insured limits. The Company has not experienced any credit losses related to these financial instruments and does not believe to be exposed to any significant credit risk related to these instruments. As of September 30, 2026, three entities accounted for 35%, 24% and 21% of accounts receivable, net, respectively. As of December 31, 2025, four entities accounted for 33%, 26%, 20% and 10% of accounts receivable, net, respectively.

Correction of Immaterial Error

As disclosed in Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements to the Company's Annual Report on Form 10-K for the year ended December 31, 2025, the Company recorded an immaterial error correction associated with the accounting for its partial refinancing of its convertible senior notes due on September 15, 2027 (the “2027 Notes”) that was completed on August 28, 2025 (the "August 2025 Exchange"). The Company concluded that the error related to the August 2025 Exchange was not material to any previously issued financial statements and the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 presented herein have been revised to reflect the correction.

Significant Accounting Policies

For details about the Company's accounting policies, please read Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

Recently adopted

Effective in the fourth quarter of 2025, the Company early adopted Accounting Standards Update ("ASU") 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Scope Refinements ("ASU 2025-07") using the modified retrospective transition method. The Company recorded the cumulative effect of this accounting change to remove the previously recognized derivative liabilities as of January 1, 2025, reducing the contingent consideration liability by $47.4 million, with an offsetting adjustment to accumulated deficit. Accordingly, the comparative stockholders' equity balance as of September 30, 2025 presented herein reflects this $47.4 million reduction to opening accumulated deficit and differs from the previously reported stockholders' equity balance in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025. The elimination of this derivative liability increased the previously reported net loss for both the three and nine months ended September 30, 2025 by $11.1 million, or $0.11 per basic and diluted share. For additional information regarding the adoption of ASU 2025-07, please refer to Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the Annual Report on Form 10-K for the year ended December 31, 2025.

Recently issued but not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires public entities to provide disaggregated disclosure of income statement expenses. Public entities are required to disaggregate, in a tabular presentation, each relevant expense caption on the face of the consolidated statements of comprehensive (loss) income such as the following expenses: purchases of inventory, employee compensation, intangible asset amortization, and depreciation. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance and does not expect its adoption to have a material impact on its consolidated financial statements and related disclosures.

3. LICENSE AND COLLABORATION AGREEMENTS

Arrowhead Pharmaceuticals, Inc.

In November 2024, the Company and Arrowhead Pharmaceuticals, Inc. (“Arrowhead”) entered into an exclusive global license and collaboration agreement and a stock purchase agreement (collectively, the “Arrowhead Collaboration Agreement”) that subsequently became effective as of February 7, 2025 (the “Arrowhead Collaboration Agreement Effective Date”).

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

(e) HD for the treatment of Huntington’s Disease.

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

Under the terms of the Arrowhead Collaboration Agreement, Arrowhead will conduct development activities with respect to the Arrowhead Programs pursuant to agreed-upon development plans. At pre-determined transition points for each Arrowhead Program, Arrowhead will transfer development responsibility to the Company, which will then perform all development activities necessary to obtain and maintain regulatory approvals throughout the world. The Company will have the sole worldwide right to commercialize licensed products.

Upon the effectiveness of the Arrowhead Collaboration Agreement, the Company paid Arrowhead an up-front payment of $500.0 million and invested $325.0 million in approximately 11.9 million shares of Arrowhead's common stock at a premium to the valuation on the closing date. On the Arrowhead Collaboration Agreement Effective Date:

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

The Company will reimburse Arrowhead for certain pre-determined development activities for the Arrowhead Clinical Programs. Each party is responsible for the costs and expenses of other development activities under the Arrowhead Collaboration Agreement. Arrowhead will complete all manufacturing activities necessary for their development activities and provide clinical supply for all Arrowhead Programs and commercial supply for the Arrowhead Clinical Programs. For the three and nine months ended September 30, 2026, the Company recorded $5.7 million and $20.5 million, respectively, of research and development expense related to reimbursable development costs incurred by Arrowhead. For the three and nine months ended September 30, 2025, the Company recorded $7.0 million and $15.8 million, respectively, of research and development expense related to reimbursable development costs incurred by Arrowhead.

Additionally, the Company will pay Arrowhead an aggregate total of $250.0 million in annual installments of $50.0 million over five years (“Annual Collaboration License Fees”), with the first payment due on the first anniversary of the Arrowhead Collaboration Agreement Effective Date. The Annual Collaboration License Fees are contingent upon the Company not terminating the Arrowhead Collaboration Agreement. For the nine months ended September 30, 2026, the Company paid and recorded the first $50.0 million Annual Collaboration License Fee in research and development expense in the unaudited condensed consolidated statements of comprehensive (loss) income.

Over the term of the Arrowhead Collaboration Agreement, the Company may be obligated to make payments to Arrowhead totaling up to $10.3 billion upon the achievement of certain development, regulatory and sales milestones, inclusive of two milestones associated with the continued enrollment of certain cohorts of a Phase 1/2 study for the DM1 program (the "Arrowhead DM1 Milestones"), totaling $300.0 million, both of which were achieved and recognized during the year ended December 31, 2025. In January 2026, the Company paid $200.0 million in cash related to the second Arrowhead DM1 Milestone, which was included in accounts payable as of December 31, 2025. For details about the Arrowhead DM1 Milestones, please read Note 3, License and Collaboration Agreements of the Annual Report on Form 10-K for the year ended December 31, 2025. Furthermore, upon commercialization, the Company will be required to make tiered royalty payments based on net sales.

F. Hoffmann-La Roche Ltd.

For the nine months ended September 30, 2026 and 2025, the Company recognized $365.0 million and $175.5 million, respectively, of collaboration revenue associated with the license, collaboration and option agreement (the “Roche Collaboration Agreement”) with F. Hoffmann-La Roche Ltd. (“Roche”), with no collaboration revenue recognized during the three months ended September 30, 2026 or 2025. Under the Roche Collaboration Agreement, the Company granted Roche options to acquire ex-U.S. rights to certain future Duchenne development programs (the “Options”) in exchange for separate option exercise payments, milestone and royalty considerations and cost-sharing provisions. These Options were deemed as material rights related to individual programs and, thus, recorded in deferred revenue at the inception of the Roche Collaboration Agreement. The value assigned to the material rights is included in deferred revenue until such rights expire or are exercised.

In February 2026, Roche declined to exercise an Option for certain program rights, which resulted in the immediate recognition of $325.0 million of collaboration revenue during the nine months ended September 30, 2026. Additionally, Roche dosed the first commercial patient in Japan in March 2026, which resulted in the recognition of a $40.0 million milestone payment as collaboration revenue under the Roche Collaboration Agreement.

In June 2025, the Company received a milestone payment of $63.5 million in connection with the receipt of regulatory approval of ELEVIDYS in Japan for individuals ages 3- to less than 8-years-old, who do not have any deletions in exon 8 and/or exon 9 in the Duchenne gene and who are negative for anti-AAVrh74 antibodies. The milestone payment was included in collaboration and other revenues for the nine months ended September 30, 2025. In February 2025, an Option for a certain program expired, which resulted in the immediate recognition of $112.0 million of collaboration revenue for the nine months ended September 30, 2025.

In accordance with the Roche Collaboration Agreement, the parties agreed to enter into a supply agreement in order to supply Roche with clinical and commercial batches of ELEVIDYS (the “Roche Supply Agreement”). Roche utilizes the supply for sales of ELEVIDYS in territories outside of the U.S. where Roche has received certain approvals for ELEVIDYS. While the Roche Supply Agreement is in the process of being negotiated, the Company has delivered commercial ELEVIDYS supply to Roche that is agreed upon on a purchase order-by-purchase order basis. Contract manufacturing revenue and royalty revenue are included in collaboration and other revenues in the unaudited condensed consolidated statements of comprehensive (loss) income. During the nine months ended September 30, 2026, Roche product cost of sales exceeded Roche contract manufacturing revenue as a result of the following period costs being allocated to Roche product cost of sales:

•
write-offs of certain batches of ELEVIDYS that did not meet quality specifications
•
the Company's reserve for obsolete ELEVIDYS inventory on hand, and
•
scrapped and expired materials.

The following table summarizes certain Roche activity for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Contract manufacturing revenue	$50,100	$18,705	$135,604	$63,107
Royalty revenue	7,488	10,608	19,834	22,007
Roche product cost of sales	(47,581)	(17,527)	(145,437)	(51,488)

The costs associated with co-development activities performed under the Roche Collaboration Agreement are included in operating expenses, with any reimbursement of costs by Roche reflected as a reduction of such expenses when the related expense is incurred. For the three and nine months ended September 30, 2026, costs reimbursable by Roche and reflected as a reduction to operating expenses were $7.1 million and $22.5 million, respectively. For the three and nine months ended September 30, 2025, costs reimbursable by Roche and reflected as a reduction to operating expenses were $12.2 million and $66.4 million, respectively. As of September 30, 2026 and December 31, 2025, there was $41.5 million and $104.1 million of collaboration and other receivables included in other current assets on the unaudited condensed consolidated balance sheets, respectively.

As of September 30, 2026 and December 31, 2025, the Company had total deferred revenue of $188.8 million and $527.3 million, of which $104.9 million and $443.4 million are classified as current, respectively. As of September 30, 2026 and December 31, 2025, all deferred revenue was related to the Roche Collaboration Agreement and Roche Supply Agreement.

Milestone Obligations

Including the Arrowhead Collaboration Agreement, the Company has license and collaboration agreements in place for which it could be obligated to pay, in addition to the payment of up-front fees upon execution of the agreements, certain milestone payments as a product candidate proceeds from the submission of an investigational new drug application through approval for commercial sale and beyond. As of September 30, 2026, the Company may be obligated to make up to $12.0 billion of future development, regulatory, commercial and up-front royalty payments associated with its collaboration and license agreements.

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

During the nine months ended September 30, 2026, there were no transfers into or out of Level 3. The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques it utilizes to determine such fair value:

	Fair Value Measurement as of September 30, 2026
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$194,009	$194,009	$—	$—
Government and government agency bonds	294,612	—	294,612	—
Certificates of deposit	142,898	—	142,898	—
Corporate bonds	92,191	—	92,191	—
Strategic investments	5,823	1,392	—	4,431
Commercial paper	4,538	—	4,538	—
Deferred compensation plan assets	1,345	1,345	—	—
Total assets	$735,416	$196,746	$534,239	$4,431

	Fair Value Measurement as of December 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$474,914	$474,914	$—	$—
Government and government agency bonds	179,765	—	179,765	—
Corporate bonds	42,583	—	42,583	—
Strategic investments	9,520	4,089	—	5,431
Commercial paper	3,614	—	3,614	—
Certificates of deposit	3,368	—	3,368	—
Deferred compensation plan assets	883	883	—	—
Total assets	$714,647	$479,886	$229,330	$5,431

The Company’s assets with a fair value categorized as Level 1 within the fair value hierarchy include money market funds, the Company's strategic investment in a biotechnology company listed on Nasdaq and assets associated with the Company's deferred compensation plan that are held in a trust.

The Company's assets with a fair value categorized as Level 2 within the fair value hierarchy consist of government and government agency bonds, corporate bonds, commercial paper and certificates of deposit. These assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period. The Company uses observable market inputs to determine value, which primarily consist of reportable trades. Certain highly liquid investments with maturities of less than three months at the date of acquisition are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

The Company’s assets with a fair value categorized as Level 3 within the fair value hierarchy consist of strategic investments in private biotechnology companies whose fair value measurement is based upon significant inputs not observable in the market and therefore represented a Level 3 measurement. At the end of each reporting period, the fair value of the Company's strategic investments that are not listed securities are adjusted if the issuers were to issue similar or identical securities or when there is a triggering event for impairment. Impairments and other measurement events related to the Company's Level 3 strategic investments were not material during the nine months ended September 30, 2026 and 2025.

The fair values of the 2027 Notes and the Company’s 4.875% convertible senior notes due September 1, 2030 (the "2030 Notes") are based on open market trades and are classified as Level 1 in the fair value hierarchy. As of September 30, 2026, the carrying value of the 2027 Notes was classified within current liabilities on the unaudited condensed consolidated balance sheets as the 2027 Notes mature on September 15, 2027. The following table summarizes the Company's debt instruments by indenture for the periods indicated:

	As of September 30, 2026	As of December 31, 2025
	(in thousands)
Net carrying value of the 2027 Notes	$157,971	$157,478
Net carrying value of the 2030 Notes	699,393	671,496
Total carrying value of debt instruments	$857,364	$828,974

Fair value of 2027 Notes	$152,100	$143,076
Fair value of 2030 Notes	752,014	721,791
Total fair value of debt instruments	$904,114	$864,867

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

5. FINANCIAL INSTRUMENTS

The following table summarizes the Company’s financial assets with maturities of less than three months at the date of acquisition included in cash equivalents in the unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of September 30, 2026	As of December 31, 2025
	(in thousands)
Money market funds	$194,009	$474,914
Government and government agency bonds	21,914	89,914
Total	$215,923	$564,828

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type. The weighted average maturity of the Company's available-for-sale securities as of September 30, 2026 and December 31, 2025 was approximately eight and three months, respectively. All of the Company's non-current investments as of September 30, 2026 and December 31, 2025 had maturities between one and two years.

The following tables summarize the Company’s financial instruments for each of the periods indicated:

	As of September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$450,847	$—	$—	$450,847
Government and government agency bonds	295,847	—	(1,235)	294,612
Certificates of deposit	142,898	—	—	142,898
Corporate bonds	92,664	75	(548)	92,191
Commercial paper	4,538	—	—	4,538
Bank time deposits	2,505	—	—	2,505
Total cash, cash equivalents and investments	$989,299	$75	$(1,783)	$987,591
As reported:
Cash and cash equivalents	$472,761	$—	$(1)	$472,760
Short-term investments	406,848	75	(907)	406,016
Non-current investments	109,690	—	(875)	108,815
Total cash, cash equivalents and investments	$989,299	$75	$(1,783)	$987,591

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Cash and money market funds	$711,368	$—	$—	$711,368
Government and government agency bonds	179,615	150	—	179,765
Corporate bonds	42,527	56	—	42,583
Commercial paper	3,614	—	—	3,614
Certificates of deposit	3,368	—	—	3,368
Total cash, cash equivalents and investments	$940,492	$206	$—	$940,698
As reported:
Cash and cash equivalents	$801,269	$13	$—	$801,282
Short-term investments	138,175	193	—	138,368
Non-current investments	1,048	—	—	1,048
Total cash, cash equivalents and investments	$940,492	$206	$—	$940,698

6. PRODUCT REVENUES, NET, ACCOUNTS RECEIVABLE, NET AND RESERVES FOR PRODUCT REVENUES

Net product revenues, which includes revenues associated with the PMO Products and ELEVIDYS, consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
PMO Products
United States	$204,331	$209,132	$591,725	$597,882
Rest of World	35,982	29,413	107,702	108,473
Total PMO product revenues, net	$240,313	$238,545	$699,427	$706,355
ELEVIDYS
United States	$83,450	$131,498	$283,540	$788,334
Total ELEVIDYS product revenues, net	$83,450	$131,498	$283,540	$788,334
Total product revenues, net	$323,763	$370,043	$982,967	$1,494,689

For the three and nine months ended September 30, 2026 and 2025, no individual country outside the U.S. exceeded 10% of total net product revenues.

The following table summarizes the Company's net product revenues, by customer, for those customers that exceeded 10% for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenues, net
Customer 1	38%	34%	37%	25%
Customer 2	24%	22%	22%	15%

As of September 30, 2026 and December 31, 2025, the Company's accounts receivable, net were $369.2 million and $398.2 million, respectively, both of which were related to product sales, net of discounts and allowances. As of September 30, 2026, the majority of the Company’s accounts receivable arose from product sales in the U.S. and all customers have standard payment terms that generally require payment within 65 to 90 days. Outside of the U.S., the majority of the Company’s customers have payment terms ranging between 90 and 150 days.

The following tables summarize an analysis of the change in reserves for discounts and allowances for each of the periods indicated:

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2025	$25,563	$116,585	$3,831	$54,057	$200,036
Provision	66,296	115,320	11,900	64,511	258,027
Adjustments relating to prior periods	—	(10,274)	(1,429)	(21)	(11,724)
Payments/credits	(76,682)	(113,427)	(10,158)	(76,403)	(276,670)
Balance, as of September 30, 2026	$15,177	$108,204	$4,144	$42,144	$169,669

	Chargebacks	Rebates	Prompt Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2024	$45,904	$107,843	$5,941	$34,611	$194,299
Provision	159,510	148,822	15,702	65,864	389,898
Adjustments relating to prior periods	—	(10,327)	—	(625)	(10,952)
Payments/credits	(185,724)	(118,600)	(17,498)	(62,232)	(384,054)
Balance, as of September 30, 2025	$19,690	$127,738	$4,145	$37,618	$189,191

The following table summarizes the total reserves above included in the Company’s unaudited condensed consolidated balance sheets for each of the periods indicated:

	As of September 30, 2026	As of December 31, 2025
	(in thousands)
Reduction to accounts receivable, net	$60,571	$82,518
Component of accrued expenses	109,098	117,518
Total reserves	$169,669	$200,036

7. INVENTORY

The following table summarizes the components of the Company’s inventory for each of the periods indicated:

	As of September 30, 2026	As of December 31, 2025
	(in thousands)
Raw materials	$132,256	$141,278
Work in progress	883,808	892,689
Finished goods	60,633	65,320
Total inventory	$1,076,697	$1,099,287

For the nine months ended September 30, 2026, inventory losses for write-downs totaled $11.6 million related to obsolete ELEVIDYS inventory. There were no inventory losses for write-downs of excess and obsolete inventory for the nine months ended September 30, 2025.

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

The following table summarizes the balance sheet classification of the Company's inventory for each of the periods indicated:

	As of September 30, 2026	As of December 31, 2025
	(in thousands)
Balance sheet classification:
Inventory	$876,118	$914,744
Non-current inventory	200,579	184,543
Total inventory	$1,076,697	$1,099,287

8. OTHER ASSETS

The following table summarizes the Company’s other current assets for each of the periods indicated:

	As of September 30, 2026	As of December 31, 2025
	(in thousands)
Collaboration and other receivables	$41,499	$104,117
Tax-related receivables and prepaids	13,807	15,604
Prepaid maintenance services	11,643	12,639
Prepaid clinical and pre-clinical expenses	6,432	7,976
Prepaid commercial expenses	3,189	2,290
Interest receivable	2,994	1,656
Prepaid insurance	2,094	4,004
Other	4,953	23,570
Total other current assets	$86,611	$171,856

The following table summarizes the Company’s other non-current assets for each of the periods indicated:

	As of September 30, 2026	As of December 31, 2025
	(in thousands)
Manufacturing-related deposits and prepaids	$90,755	$92,890
Intangible assets, net	29,834	28,949
Restricted cash and investments*	11,125	13,125
Strategic investments	5,823	9,520
Prepaid maintenance services	3,061	3,058
Deferred tax asset	2,854	2,822
Other	3,334	5,190
Total other non-current assets	$146,786	$155,554

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

9. ACCRUED EXPENSES

The following table summarizes the Company’s accrued expenses for each of the periods indicated:

	As of September 30, 2026	As of December 31, 2025
	(in thousands)
Product revenue related reserves	$109,098	$117,518
Accrued contract manufacturing costs	58,946	92,281
Accrued employee compensation costs	45,812	58,607
Accrued litigation settlement charge	39,000	—
Accrued professional fees	22,015	17,840
Accrued clinical and pre-clinical costs	14,303	18,894
Accrued income taxes	10,217	4,755
Accrued royalties	9,427	10,863
Accrued interest expense	4,575	20,714
Accrued clinical collaboration costs	3,336	10,222
Other	5,035	7,965
Total accrued expenses	$321,764	$359,659

10. STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2026			2025			2026			2025
	Grants		Weighted Average Grant Date Fair Value	Grants		Weighted Average Grant Date Fair Value	Grants		Weighted Average Grant Date Fair Value	Grants		Weighted Average Grant Date Fair Value
Stock options	2,224,342	(1)	$10.48	—		$—	2,224,342	(1)	$10.48	488,192		$46.93
Restricted stock units	967,174	(1)	$16.04	3,496,155	(2)	$18.95	1,755,359	(1)	$17.00	5,191,278	(2)	$39.73
Performance stock units	—		$—	225,000	(3)	$18.95	—		$—	345,378	(4)	$47.09

(1) On July 28, 2026 (the "Grant Date"), the Company granted its Chief Executive Officer, Dr. Michael Severino, approximately 2.2 million premium-priced stock options that vest 25% on the first anniversary of the Grant Date, with the remainder vesting monthly over the following three years and approximately 0.8 million restricted stock units (“RSUs”) that vest in equal annual installments over four years, in each case generally subject to continued employment.

(2) In September 2025, approximately 3.4 million RSUs were granted, which will vest over two years while the remaining vest over four years.

(3) In September 2025, RSUs with performance conditions (“PSUs”) were granted (the "September 2025 PSUs"). The performance condition is related to the achievement of a certain financial performance goal. The September 2025 PSUs have a three-year cliff vesting schedule. As of September 30, 2026, the performance condition associated with the September 2025 PSUs has been achieved.

(4) In addition to the September 2025 PSUs, included in PSUs for the nine months ended September 30, 2025 are approximately 0.1 million shares with performance conditions which are related to the achievement of certain financial performance goals, regulatory development and approval of certain of the Company's product candidates and certain manufacturing achievements (the “March 2025 PSUs”). As of September 30, 2026, none of the performance conditions for the March 2025 PSUs were probable of being achieved.

Stock-based Compensation Expense

For the three months ended September 30, 2026 and 2025, total stock-based compensation expense included in total expenses was $26.7 million and $14.9 million, respectively. For the nine months ended September 30, 2026 and 2025, total stock-based compensation expense included in total expenses was $80.6 million and $93.4 million, respectively.

The following table summarizes stock-based compensation expense by grant type and by function included within the unaudited condensed consolidated statements of comprehensive (loss) income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Stock options	$5,663	$8,939	$17,737	$33,517
Restricted and performance stock units	24,145	10,724	73,774	70,381
Employee Stock Purchase Plan	479	(3,267)	479	672
Subtotal	$30,287	$16,396	$91,990	$104,570
Capitalized stock-based compensation costs	(3,544)	(1,469)	(11,376)	(11,190)
Total stock-based compensation expense included in expenses	$26,743	$14,927	$80,614	$93,380
Research and development	8,509	4,139	27,295	36,733
Selling, general and administrative	18,234	10,788	53,319	56,647
Total stock-based compensation expense included in expenses	$26,743	$14,927	$80,614	$93,380

11. OTHER (LOSS) INCOME, NET

The following table summarizes other (loss) income, net for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Interest income	$7,086	$7,249	$19,653	$22,693
Accretion of investment discount, net	1,117	1,132	2,714	5,257
Interest expense	(21,616)	(9,460)	(64,837)	(19,191)
(Loss) gain on strategic investments	(523)	36,739	(2,683)	(17,268)
Other, net	(2,790)	(702)	(1,872)	(1,604)
Other (expense) income, net	$(16,726)	$34,958	$(47,025)	$(10,113)
Gain on debt extinguishment	—	3,761	—	3,761
Total other (loss) income, net	$(16,726)	$38,719	$(47,025)	$(6,352)

12. INCOME TAXES

During the three and nine months ended September 30, 2026, the Company recorded an income tax expense of $2.7 million and $18.1 million, representing an effective tax rate of (10.5)% and 5.7%, respectively. The provision for income taxes primarily reflects current foreign and state income tax expense. State tax expense primarily relates to taxable income in certain states in which the Company operates that continue to require the capitalization of research and development costs or limit the utilization of net operating loss carryforwards.

On a periodic basis, the Company reassesses the valuation allowance on its deferred tax assets, weighing positive and negative evidence to assess the recoverability of such deferred tax assets. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its net federal and state deferred tax assets. Accordingly, a full valuation allowance against the U.S. net deferred tax asset is maintained at September 30, 2026. It is possible the Company may release a portion or all of its valuation allowance in future periods. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis.

During the three and nine months ended September 30, 2025, the Company recorded an income tax (benefit) expense of $(14.1) million and $6.6 million, representing an effective tax rate of 21.8% and (2.3)%, respectively. The income tax expense, for the nine months ended September 30, 2025 primarily relates to the current tax provision on taxable profits, including in certain states which restrict the amount of net operating loss carryforwards which may be utilized to offset taxable income. The income tax (benefit), for the three months ended September 30, 2025, primarily relates to the tax (benefit) recorded on the quarter to date loss which offsets tax expense recorded on profits in prior interim periods.

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

During the nine months ended September 30, 2026, the Company drew down and repaid $425.0 million under the Revolving Credit Facility and paid approximately $0.8 million of interest expense. As of September 30, 2026, there were no amounts outstanding under the Revolving Credit Facility and the Company was in compliance with the covenants described above.

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

The following table sets forth the computation of basic and diluted (loss) earnings per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026		2025
	(in thousands, except per share amounts)
Numerator:
Net (loss) income - basic	$(28,461)	$(50,568)	$297,608		$(301,184)
Add: interest expense, net of tax, on the Company's convertible debt	—	—	1,865	(1)	—
Net (loss) income - diluted	$(28,461)	$(50,568)	$299,473		$(301,184)
Denominator:
Weighted-average common shares outstanding, basic	105,930	100,237	105,453		98,545
Effect of dilutive securities:
Common stock issuable under the Company's equity incentive plans	—	—	1,076		—
Common stock issuable under the Company's convertible debt	—	—	1,117	(1)	—
Weighted-average common shares outstanding, diluted	105,930	100,237	107,646		98,545
(Loss) earnings per common share, basic	$(0.27)	$(0.50)	$2.82		$(3.06)
(Loss) earnings per common share, diluted	$(0.27)	$(0.50)	$2.78		$(3.06)

The following table summarizes potential shares of common stock that were excluded from the computation of diluted (loss) earnings per share as they were anti-dilutive:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	(in thousands)
Common stock issuable under the Company's equity incentive plans	13,124	(2)(4)	12,842	(3)(4)	11,191	(2)	12,842	(3)(4)
Common stock issuable under the Company's convertible debt	16,007		13,203		14,890	(1)	13,203
Total number of potentially issuable common stock	29,131		26,045		26,081		26,045

1.
For the nine months ended September 30, 2026, the interest expense, net of tax, and potential share settlement of the 2030 Convertible Notes were excluded from diluted net income and diluted weighted-average common stock outstanding, respectively, as the inclusion of such shares was anti-dilutive during the period.
2.
For the three and nine months ended September 30, 2026, the anti-dilutive common stock issuable under the Company's equity incentive plans excludes 0.4 million shares that have performance conditions that were not met as of the end of the period.
3.
For the three and nine months ended September 30, 2025, the anti-dilutive common stock issuable under the Company's equity incentive plans excludes 0.3 million shares that have performance conditions that were not met as of the end of the period.
4.
For the three months ended September 30, 2026 and the three and nine months ended September 30, 2025, all shares issued under the Company’s equity incentive plans were anti-dilutive as the Company was in a net loss position during these periods.

15. SEGMENT INFORMATION

The Company operates in one segment: discovering, developing, manufacturing and delivering therapies to patients with rare diseases. As of September 30, 2026, there have not been material changes in significant expense categories or assets provided to the Company’s CEO, the Company’s chief operating decision maker (the "CODM"). For further details regarding the Company's segment information, please read Note 21, Segment Information of the Annual Report on Form 10-K for the year ended December 31, 2025. The table below includes information about the Company’s segment, including significant segment expenses and a reconciliation to net (loss) income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
			(in thousands)
Total revenues	$381,351	$399,356	$1,513,405	$1,755,303

Segment expenses and other segment items:
Cost of sales (excluding amortization of in-licensed rights)	188,512	150,775	446,665	440,897
Compensation and other personnel expenses	62,644	44,428	185,299	227,351
Up-front and collaboration license fees	—	100,000	50,000	683,787
Manufacturing expenses	2,251	33,897	23,846	182,047
Clinical trial expenses	20,511	28,613	61,917	95,271
Facility- and technology-related expenses (excluding depreciation and amortization)	22,940	20,577	69,772	76,814
Restructuring charge	—	40,510	—	40,510
Research and development- other (excluding non-cash items) (1)	17,241	20,883	55,759	81,197
Selling, general and administrative- other (excluding non-cash items) (2)	50,787	41,883	133,442	149,347
Roche collaboration reimbursement	(7,138)	(12,198)	(22,496)	(66,368)
Other segment items (3)	1,673	(430)	(842)	(3,653)
Gain on debt extinguishment	—	(3,761)	—	(3,761)
Loss (gain) on strategic investments	523	(36,739)	2,683	17,268
Interest expense	21,616	9,460	64,837	19,191
Interest income	(7,086)	(7,249)	(19,653)	(22,693)
Income tax expense (benefit)	2,695	(14,102)	18,051	6,634
Depreciation and amortization expense	5,900	18,450	26,903	39,268
Stock-based compensation expense	26,743	14,927	80,614	93,380
Litigation settlement charge	—	—	39,000	—
Segment net (loss) income	$(28,461)	$(50,568)	$297,608	$(301,184)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net (loss) income	$(28,461)	$(50,568)	$297,608	$(301,184)

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

Significant expense categories that are regularly provided to the CODM include cost of sales (excluding amortization of in-licensed rights), compensation and other personnel expenses, up-front and collaboration license fees, manufacturing expenses, clinical trial expenses, facility- and technology-related expenses, restructuring charge, research and development- other and selling, general and administrative- other. The other expense or income information are other segment items and include separate presentation of loss (gain) on strategic investments, interest expense, interest income, income tax expense (benefit), depreciation and amortization, stock-based compensation expense and litigation settlement charge, which are included in the measure of segment net (loss) income, but are not significant segment expenses.

Assets provided to the CODM for the single segment are consistent with those reported on the unaudited condensed consolidated balance sheets.

16. COMMITMENTS AND CONTINGENCIES

Manufacturing Obligations

The following table summarizes the aggregate non-cancelable contractual obligations arising from the Company’s manufacturing obligations:

As of September 30, 2026**
(in thousands)
2026 (October-December)	$168,990
2027	145,452
2028	39,640
Total manufacturing commitments*	$354,082

* Total manufacturing commitments include the Catalent Agreement (defined below), to which the Company has right of use assets and lease liabilities recorded on the unaudited condensed consolidated balance sheets as of September 30, 2026. For more information, please read Note 23, Commitments and Contingencies to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

**Total manufacturing commitments include obligations related to the global supply of ELEVIDYS, including inventories necessary to supply Roche for sales of ELEVIDYS in territories outside of the U.S. where Roche has received certain approvals for ELEVIDYS.

Catalent, Inc.

Under the manufacturing and supply agreements with Catalent, Inc. (“Catalent”) (the agreements, the "Catalent Agreements") described in Note 23, Commitments and Contingencies, to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, the Company has certain non-cancelable manufacturing obligations. In September 2026, the Company elected not to manufacture certain inventories subject to these obligations. As a result, the Company will receive no other future economic benefit, and accordingly, recorded a take-or-pay charge of $62.0 million within cost of sales (excluding amortization of in-licensed rights) during the three and nine months ended September 30, 2026. As of September 30, 2026, $22.1 million of the take-or-pay charge remained unpaid and is included within accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

In October 2026, the Company amended its August 2025 supplemental letter agreement with Catalent in connection with the Catalent Agreements (the “Letter Agreement Amendment”). The Letter Agreement Amendment resolved the obligations underlying the charge described above and reduced the Company's committed manufacturing batch quantity. The Company's remaining non-cancelable manufacturing obligations under the Catalent Agreements as of September 30, 2026 are reflected in the manufacturing commitments table above.

Litigation

In the normal course of business, the Company from time to time is named as a party to various legal claims, actions and complaints, which have included and may include matters involving securities, employment, intellectual property, arising from the use of therapeutics utilizing its technology, or others. The Company records a loss contingency accrual for a legal proceeding when it considers the potential loss probable and it can reasonably estimate the amount of the loss or determine a probable range of loss. The Company provides disclosure when it considers a loss reasonably possible or when it determines that a loss in excess of a reserve is reasonably possible. The Company provides an estimate of such reasonably possible losses or an aggregate range of such reasonably possible losses, unless the Company believes that such an estimate cannot be made. Except as disclosed below, the Company has not recorded any material accruals or charges for loss contingencies or settlements, and in management's opinion, no material range of loss is reasonably estimable for the remaining matters described below as of September 30, 2026.

On September 15, 2020, REGENXBIO, INC. ("Regenx") and the Trustees of the University of Pennsylvania ("U-Penn") filed a lawsuit against the Company and Sarepta Therapeutics Three, LLC ("Sarepta Three" and, together with the Company, "Sarepta"), in the U.S. District Court for the District of Delaware. The plaintiffs assert patent infringement of U.S. Patent No. 10,526,617 (“the ’617 Patent”) under 35 U.S.C.§§ 271(a)-(c) based on Sarepta’s alleged direct or indirect manufacture and use of the patented cultured host cell technology allegedly used to make AAV gene therapy products, including SRP-9001 (approved June 22, 2023 in the U.S. as ELEVIDYS®). Specifically, the Complaint essentially includes the allegation that Sarepta’s use, and the use by its contract manufacturers on its behalf, of a host cell containing a recombinant acid molecule that encodes a capsid protein having at least 95% amino acid identity to AAVrh10 infringes the ’617 Patent asserted by Regenx. Plaintiffs seek injunctive relief, a judgment of infringement and willful infringement, damages that are no less than a reasonable royalty (including treble damages), attorneys’

fees and costs, and such other relief as the court deems just and proper. On January 5, 2024, the Court granted Sarepta’s motion for summary judgment on the grounds that the asserted claims of Regenx’s ’617 Patent are invalid because they cover patent ineligible subject matter under 35 U.S.C. § 101. On January 12, 2024, the Court entered judgment and closed the case. Plaintiffs appealed to the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”), which reversed the district court's decision on February 20, 2026, and remanded the case for further proceedings. On March 23, 2026, the Company filed a petition for rehearing en banc before the Federal Circuit, which the Federal Circuit denied on April 22, 2026. The Federal Circuit issued a mandate on April 29, 2026.

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

On September 23, 2026 (the “Settlement Effective Date”), Sarepta, Regenx, U-Penn and Catalent entered into a settlement agreement (the “Settlement Agreement”) regarding, among other matters, the resolution of certain patent infringement litigations and an appeal from inter partes review proceedings relating to the '274 Patent and the '617 Patent (collectively, the “Litigations”).

Under the terms of the Settlement Agreement, Sarepta paid Regenx a lump sum of $39.0 million within ten days of the Settlement Effective Date of the Settlement Agreement. Regenx and U-Penn released Sarepta, Catalent and their affiliates from any claims relating to any Sarepta gene therapy product that uses the AAVrh74-based capsid, including ELEVIDYS, that are claims of infringement of the ‘274 Patent, the ‘617 Patent and U.S. Patent No. 9,198,984 and certain related patents (collectively, the “U-Penn Patents”), arising at any time up to and including the Effective Date.

In addition, Regenx and U-Penn agreed not to sue Sarepta, Catalent or their current affiliates, licensees, commercial partners, successors and permitted assigns with respect to any claims of patent infringement of the U-Penn Patents to the extent that infringement arises from or relates to any Sarepta gene therapy product that uses an AAVrh74-based capsid, including ELEVIDYS. Regenx further agreed not to sue Sarepta or its licensees, commercial partners, successors and permitted assigns with respect to claims of patent infringement of any Regenx-controlled or owned patents or patent applications that cover the existing form of ELEVIDYS or the AAVrh74 capsid sequence.

The Settlement Agreement provides for the dismissal, withdrawal or other disposal of the Litigations with prejudice. Each party will continue to bear its own costs, expenses and attorneys’ fees in connection with the Litigations and the negotiation and execution of the Settlement Agreement. The Settlement Agreement does not include any admission of liability or wrongdoing by any party. During the nine months ended September 30, 2026, the Company recorded a litigation settlement charge of $39.0 million related to the settlement of the Litigations.

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

On June 26, 2025, a putative securities class action complaint was filed against the Company, former Chief Executive Officer Douglas Ingram, former Chief Customer Officer Dallan Murray, and President of Research and Development and Technical Operations Louise Rodino-Klapac in the U.S. District Court for the Southern District of New York (the “Securities Action”). The complaint alleges violations of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 in connection with disclosures made regarding ELEVIDYS’s safety and efficacy and the Company’s financial statements and projections. The plaintiff sought to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between June 22, 2023 and June 24, 2025. The complaint seeks unspecified damages. On October 17, 2025, the court appointed lead plaintiffs and lead counsel. On October 24, 2025, lead plaintiffs filed a motion to transfer venue to the U.S. District Court for the District of Massachusetts, which the court granted on November 6, 2025. On January 22, 2026, the lead plaintiffs filed an amended complaint including a new plaintiff, removing Dallan Murray as a defendant, adding President and Chief Operating Officer Ian Estepan as a defendant, and expanding the class period to shareholders who purchased or otherwise acquired the Company’s securities between June 22, 2023 and November 3, 2025 (the “Amended Complaint”). The Amended Complaint further alleges additional theories of liability, including that Sarepta and the named defendants made false or misleading public statements related to (i) the safety profile of ELEVIDYS and LGMD therapies that utilize the AAVrh74 viral vector; (ii) the status of the development of LGMD therapies; and (iii) the status of the ESSENCE trial. On March 9, 2026, Sarepta and the named defendants filed a motion to dismiss the Amended Complaint, and oral argument was held on August 4, 2026. On September 15, 2026, the court granted Sarepta and the named defendants' motion to dismiss and dismissed the case with prejudice. On October 13, 2026, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the First Circuit.

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

On April 7, 2026, a separate shareholder derivative lawsuit was filed in the U.S. District Court for the District of Massachusetts, naming the same Individual Defendants as in the S.D.N.Y. Consolidated Derivative Action. On July 23, 2026, a similar lawsuit was filed in the same court against nearly all of the Individual Defendants, except it did not name Dallan Murray and added Ian Estepan as a defendant. The Company is named as a nominal defendant in both lawsuits (the “D. Mass. Derivative Actions”). The D. Mass. Derivative Actions assert claims based upon substantially similar statements and theories as the underlying Securities Action, along with allegations concerning statements regarding Company performance and compensation from the Company's 2025 annual proxy statement; the Company's November 2024 repurchase of Company common stock; and certain director stock sales. The D. Mass. Derivative Actions allege, among other claims, breaches of the Individual Defendants’ fiduciary duties and violations of Section 14(a) of the Exchange Act. The D. Mass. Derivative Actions further seek, among other relief, unspecified damages and an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures. On June 22, 2026, the court stayed the first D. Mass. Derivative Action until the Securities Action is resolved and ordered that the terms of the stay shall apply to stockholder derivative actions later filed in that court. On September 14, 2026, the court ordered that the second D. Mass. Derivative Action be consolidated with the first (the "D. Mass. Consolidated Derivative Action") and stayed pursuant to the same terms.

On September 3, 2026, a different shareholder derivative lawsuit was filed in the Supreme Court of the State of New York (the “N.Y. State Derivative Action”) against the same Individual Defendants named in the S.D.N.Y. Consolidated Derivative Action and the first D. Mass. Derivative Action. The Company is named as a nominal defendant. The N.Y. State Derivative Action asserts claims based on substantially similar statements and theories as the Securities Action, S.D.N.Y. Consolidated Derivative Action, and D. Mass. Consolidated Derivative Action. The N.Y. State Derivative Action seeks, among other relief, unspecified damages and an order directing the Individual Defendants to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures.

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
•
our expectation that our partnerships with manufacturers and strategic partners will support our clinical and commercial manufacturing capacity for our products and product candidates, including our phosphorodiamidate morpholino oligomer (“PMO”), gene therapy, SRP-9003 Limb-girdle muscular dystrophy (“LGMD”), and small interfering RNA (“siRNA”) programs, while also acting as a manufacturing platform for potential future programs, and our belief that our current network of manufacturing and strategic partners is able to fulfill the requirements of our commercial plan;
•
the possible impacts of the clinical hold the U.S. Food and Drug Administration (the “FDA") has placed on our investigational use gene therapy clinical trials for LGMD in July 2025 and the revocation of the platform technology designation for our AAVrh74 platform technology previously granted on June 2, 2025;
•
the possible impacts of the results of our MIS51ON trial of EXONDYS 51 and our ESSENCE confirmatory trial for VYONDYS 53 and AMONDYS 45, including the timing and outcome of additional results, potential regulatory actions from the FDA, including directives to remove these products from the market or alter labels, patient demand for these products and changes to reimbursement and coverage by insurance companies, as well the timing and outcome of FDA review of our supplemental new drug applications ("sNDAs") for VYONDYS 53 and AMONDYS 45, including the anticipated PDUFA date;
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
•
estimated timelines and milestones for the remainder of 2026 and beyond, including discussions with the FDA regarding our products and product candidates, and sharing data for certain of our clinical trials;
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
•
our ability to maintain, and our plan to continue building out our distribution network in jurisdictions in which our products are approved or in which we are seeking to make our products available, commercially or through our early access programs ("EAP");
•
our plan to expand our pipeline through internal research and development and through strategic transactions;
•
the timely completion and satisfactory outcome of our post-marketing requirements and commitments, including verification of a clinical benefit for our products in confirmatory trials;

•
our ability to further secure long-term supply of our commercial products and our product candidates to satisfy our planned commercial, EAP and clinical needs;
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

Overview

We are a commercial-stage biopharmaceutical company focused on helping patients through the discovery and development of unique RNA-targeted therapeutics, siRNA knockdown therapies, gene therapy and other genetic therapeutic modalities for the treatment of rare diseases. Applying our proprietary, differentiated and innovative technologies, and through collaborations with our strategic partners, we have developed multiple approved products for the treatment of Duchenne and are developing potential therapeutic candidates for a broad range of diseases and disorders, including LGMD. We are also developing potential therapeutic candidates through our partnered program with Arrowhead Pharmaceuticals, Inc. ("Arrowhead"), including Facioscapulohumeral muscular dystrophy ("FSHD"), myotonic dystrophy type 1 ("DM1"), Spinocerebellar ataxia ("SCA"), and Huntington's disease ("HD").

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
•
ELEVIDYS (delandistrogene moxeparvovec-rokl), an adeno-associated virus-("AAV") based gene therapy, received traditional approval by the FDA in June 2024 for the treatment of ambulatory patients at least four years old with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS was also approved for non-ambulatory patients under the accelerated approval pathway in June 2024. ELEVIDYS was previously granted accelerated approval by the FDA in June 2023 for the treatment of ambulatory patients aged four through five years with Duchenne with a confirmed mutation in the Duchenne gene. ELEVIDYS is contraindicated in patients with any deletion in exon 8 and/or exon 9 in the Duchenne gene. In response to safety events announced in March and June 2025, we suspended all shipments of ELEVIDYS to non-ambulatory patients in the U.S. in June 2025. In response to a request from the FDA that we voluntarily stop all shipments of ELEVIDYS in the U.S., we temporarily suspended all shipments of ELEVIDYS in the U.S., effective July 22, 2025 (the "ELEVIDYS Suspension"). On July 28, 2025, the FDA informed us that it recommended the removal of the voluntary hold for ambulatory patients. On July 31, 2025, we resumed shipments of ELEVIDYS for ambulatory patients in the U.S. In November 2025, we announced a boxed warning for ALI and ALF and removal of non-ambulatory population from the Indication and Usage section of the Prescribing Information for ELEVIDYS.

In the tables referenced in this section, when referring to manufactured inventory for commercial sale in the U.S. and ex-U.S. territories, we use the designation of ELEVIDYS, which is recognized as inventory in our unaudited condensed consolidated balance sheets. Separately, when referring to manufactured product for clinical use, such as clinical trials, we use the designation of SRP-9001, which is recognized as research and development expense in our unaudited condensed consolidated statements of comprehensive (loss) income.

We are in the process of conducting various clinical trials for our approved products, including studies that are required to comply with our post-marketing FDA requirements/commitments to verify and describe the clinical benefit of these products. In November 2025, we announced topline results from our ESSENCE trial, a confirmatory trial intended to verify the clinical benefits of two of our PMO Products: AMONDYS 45 and VYONDYS 53. The topline results did not show statistical significance on the study's primary endpoint. We submitted sNDAs related to these products in April 2026, which the FDA accepted for filing in June 2026. As of the date of this Quarterly Report, we anticipate a PDUFA target action date of February 28, 2027. In addition, as part of an FDA postmarketing study requirement for EXONDYS 51, we are conducting a Phase 3 clinical trial, MIS51ON, comparing the safety and efficacy of higher doses of eteplirsen to the approved dose.

We are also in the process of conducting various clinical trials for ELEVIDYS, including Cohort 8 of Study 9001-103 (ENDEAVOR), a study to evaluate the use of sirolimus as an enhanced immunosuppression regimen as part of treatment with ELEVIDYS for non-ambulant individuals living with Duchenne. We intend to discuss with the FDA the results of this study and a potential pathway forward to resume commercial dosing in the non-ambulatory population. Resumption of commercial dosing in the non-ambulatory population will depend in part on the FDA's analysis of whether the sirolimus data positively changes ELEVIDYS' risk/benefit profile and on aligning with the FDA on the process for revising the label, both of which involve risks and uncertainties.

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

In July 2025, we announced that the FDA placed a clinical hold on our investigational use gene therapy trials for LGMD, including our trials for product candidates SRP-9003 (LGMD2E/R4/bidridistrogene xeboparvovec), SRP-9004 (LGMD2D/patidistrogene bexoparvovec), SRP-6004 (LGMD2B/R2) and SRP-9005 (LGMD2C/R5 g-sarcoglycan), following the death of a patient in our Phase 1 LGMD clinical trial for SRP-9004. We previously announced on July 16, 2025 that we had suspended each of the LGMD programs mentioned above as part of the Restructuring, with the exception of SRP-9003. In December 2025, the FDA confirmed that we remain on clinical hold and informed us that it requires data from the study of sirolimus as an immunosuppressant before accepting a biologic license application ("BLA") for SRP-9003. We anticipate re-engaging with the agency on next steps for the program after we receive data from Cohort 8 of Study 9001-103 (ENDEAVOR).

•
SRP-1003 (DM1). DM1 is an autosomal dominant, debilitating, chronic progressive multisystem disorder characterized by an expansion of a highly unstable CUGexp in the dystrophia myotonica protein kinase ("DMPK") gene. Patients with DM1 have muscle weakness and wasting, myotonia, cataracts, and often have cardiac conduction abnormalities, and may become physically disabled and have a shortened life span. SRP-1003 is designed to reduce expression of the DMPK gene. There is currently no approved disease-modifying therapy for DM1. We are currently investigating SRP-1003 in a Phase 1/2 clinical trial, which our strategic partner Arrowhead has conducted to date. We shared early results from this trial in March 2026, and expect to share multiple ascending dose data in the fourth quarter of 2026. We are in the process of transitioning sponsorship of this study to Sarepta.
•
SRP-1001 (FSHD). FSHD is a rare genetic disease in which the body is unable to maintain complete epigenetic suppression of DUX4 expression in differentiated skeletal muscle, leading to overexpression of DUX4, which is myotoxic and can lead to muscle degeneration. SRP-1001 is designed to selectively target and knockdown DUX4 using RNAi, with the goal of preventing or reversing downstream myotoxicity and lead to muscle repair and improvement in muscle function in patients. There are currently no cures or approved disease-modifying treatments for FSHD. We are currently investigating SRP-1001 in a Phase 1/2 clinical trial, which our strategic partner Arrowhead has conducted to date. We shared early results from this trial in March 2026 and expect to share multiple ascending dose data in the fourth quarter of 2026. We are in the process of transitioning sponsorship of this study to Sarepta.
•
SRP-1005 (HD). HD is a rare and ultimately fatal inherited neurodegenerative disorder which is passed down from generation to generation within affected families. HD is caused by a mutation in the gene for a protein called huntingtin, which leads to progressive deterioration of nerve cells in the brain, affecting cognition, movement, and behavior. Study SRP-1005-101 (INSIGHTT) is a Phase 1, multi-center, dose escalation study that will evaluate the safety and tolerability of subcutaneous dosing of SRP-1005 in approximately 24 participants. SRP-1005 leverages an advanced transferrin receptor protein 1 approach that uses monovalent fragment antigen binding (fAb) designed for efficient delivery to the central nervous system. Subcutaneous administration is intended to avoid saturating the transferrin receptor and achieve constant and robust penetration across the blood brain barrier. During the second quarter of 2026, we enrolled the first patient in the study.

Manufacturing, Supply and Distribution

We have developed proprietary state-of-the-art Chemistry, Manufacturing and Controls ("CMC") capabilities that allow manufacturing and testing of our products and product candidates to support both clinical development and commercialization. We continue to refine and optimize our manufacturing processes and test methods. We have entered into certain manufacturing and supply arrangements with third-party suppliers, or specialized contract manufacturing organizations ("CMOs"), which will in part utilize these capabilities to support production of certain of our products and product candidates and their components. Specifically, we have entered into agreements with CMOs to produce custom starting materials, active pharmaceutical ingredients ("APIs"), drug product and finished goods for our products and product candidates for both commercial and clinical use. We also have opened facilities over the past several years to further enhance our internal research and development capabilities. However, we currently do not have internal GMP manufacturing capabilities to produce our products and product candidates for commercial and/or clinical use.

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

With respect to the siRNA programs in our portfolio, we collaborate with our partner Arrowhead to maintain continuity of manufacturing and testing services for ongoing and future clinical trials. We believe Arrowhead’s cGMP manufacturing facility has the capability to manufacture drug substance at multiple scales available and can expand capacity as needed to support future clinical and potential commercial-scale needs. We plan to leverage existing contract partners, which have technical expertise and experience working with siRNA therapies, for the manufacture of drug product and finished goods as well as for distribution. As appropriate, we will evaluate additional relationships with supply partners for specific products, taking into account production volume, logistics, business continuity and other routine business considerations.

Cash, Cash Equivalents, Restricted Cash and Investments

As of September 30, 2026, we had $998.7 million of cash, cash equivalents, restricted cash and investments, consisting of $472.8 million of cash and cash equivalents, $514.8 million of investments and $11.1 million of non-current restricted cash and investments. We believe that our balance of cash, cash equivalents and investments, along with cash inflows from operations and availability under our Revolving Credit Facility (defined below), is sufficient to fund our current operational plan for at least the next twelve months.

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

Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

The following tables set forth selected unaudited condensed consolidated statements of (loss) income data for each of the periods indicated:

	For the Three Months Ended September 30,
	2026	2025	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$323,763	$370,043	$(46,280)	(13)%
Other revenues	57,588	29,313	28,275	96%
Total revenues	381,351	399,356	(18,005)	(5)%

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	188,512	150,775	37,737	25%
Research and development	82,549	218,890	(136,341)	(62)%
Selling, general and administrative	118,612	91,893	26,719	29%
Restructuring charge	—	40,510	(40,510)	(100)%
Amortization of in-licensed rights	718	677	41	6%
Total cost and expenses	390,391	502,745	(112,354)	(22)%
Operating loss	(9,040)	(103,389)	94,349	(91)%

Other (loss) income, net:
Other (expense) income, net	(16,726)	34,958	(51,684)	*
Gain on debt extinguishment	—	3,761	(3,761)	(100)%
Total other (loss) income, net	(16,726)	38,719	(55,445)	*

Loss before income tax expense (benefit)	(25,766)	(64,670)	38,904	(60)%
Income tax expense (benefit)	2,695	(14,102)	16,797	*
Net loss	$(28,461)	$(50,568)	$22,107	(44)%

Loss per share
Basic	$(0.27)	$(0.50)	$0.23	(46)%
Diluted	$(0.27)	$(0.50)	$0.23	(46)%

*Not meaningful

	For the Nine Months Ended September 30,
	2026	2025	Change	Change
	(in thousands, except per share amounts)		$	%
Revenues:
Products, net	$982,967	$1,494,689	$(511,722)	(34)%
Collaboration and other	530,438	260,614	269,824	104%
Total revenues	1,513,405	1,755,303	(241,898)	(14)%

Cost and expenses:
Cost of sales (excluding amortization of in-licensed rights)	446,665	440,897	5,768	1%
Research and development	327,767	1,196,730	(868,963)	(73)%
Selling, general and administrative	335,163	363,419	(28,256)	(8)%
Litigation settlement charge	39,000	—	39,000	*
Restructuring charge	—	40,510	(40,510)	(100)%
Amortization of in-licensed rights	2,126	1,945	181	9%
Total cost and expenses	1,150,721	2,043,501	(892,780)	(44)%
Operating income (loss)	362,684	(288,198)	650,882	*

Other loss, net
Other expense, net	(47,025)	(10,113)	(36,912)	365%
Gain on debt extinguishment	—	3,761	(3,761)	(100)%
Total other loss, net	(47,025)	(6,352)	(40,673)	*

Income (loss) before income tax expense	315,659	(294,550)	610,209	*
Income tax expense	18,051	6,634	11,417	172%
Net income (loss)	$297,608	$(301,184)	$598,792	*

Earnings (loss) per share
Basic	$2.82	$(3.06)	$5.88	*
Diluted	$2.78	$(3.06)	$5.84	*

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

The following tables summarize the components of our net product revenues, by product group, for each of the periods indicated:

	For the Three Months Ended September 30,
	2026	2025	Change	Change
	(in thousands)		$	%
PMO Products	$240,313	$238,545	$1,768	1%
ELEVIDYS	83,450	131,498	(48,048)	(37)%
Products, net	$323,763	$370,043	$(46,280)	(13)%

	For the Nine Months Ended September 30,
	2026	2025	Change	Change
	(in thousands)		$	%
PMO Products	$699,427	$706,355	$(6,928)	(1)%
ELEVIDYS	283,540	788,334	(504,794)	(64)%
Products, net	$982,967	$1,494,689	$(511,722)	(34)%

Net product revenues for the three and nine months ended September 30, 2026 decreased by $46.3 million and $511.7 million compared with the same periods in 2025. The decreases were primarily driven by lower ELEVIDYS sales volume, reflecting changes in demand following the safety events that occurred in 2025 and subsequent label update for ELEVIDYS which included only the ambulatory patient population for treatment.

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

The following tables summarize the components of our other revenues and collaboration and other revenues for the periods indicated:

	For the Three Months Ended September 30,
	2026	2025	Change	Change
	(in thousands)		$	%
Contract manufacturing	$50,100	$18,705	$31,395	168%
Royalty revenue	7,488	10,608	(3,120)	(29)%
Total other revenues	$57,588	$29,313	$28,275	96%

Other revenues for the three months ended September 30, 2026 increased by $28.3 million, or 96%, compared with the three months ended September 30, 2025. The increase was primarily driven by the following:

•
$31.4 million increase in contract manufacturing revenue primarily due to increased deliveries of ELEVIDYS to Roche and increases in our manufacturing costs which impact the selling price of ELEVIDYS delivered to Roche; and
•
$3.1 million decrease in royalty revenue primarily due to a lower royalty rate resulting from increases in our manufacturing costs.

	For the Nine Months Ended September 30,
	2026	2025	Change	Change
	(in thousands)		$	%
Collaboration revenue	$365,000	$175,500	$189,500	108%
Contract manufacturing	135,604	63,107	72,497	115%
Royalty revenue	19,834	22,007	(2,173)	(10)%
License revenue	10,000	—	10,000	*
Total collaboration and other	$530,438	$260,614	$269,824	104%

*Not meaningful

Collaboration and other revenues for the nine months ended September 30, 2026 increased by $269.8 million, or 104%, compared with the nine months ended September 30, 2025. The increase was primarily driven by the following:

•
$189.5 million increase in collaboration revenue due to $365.0 million of revenue recognized in the nine months ended September 30, 2026 related to (1) $325.0 million for Roche's declined option to acquire certain program rights previously recorded as deferred revenue and (2) $40.0 million from a milestone recognized under the Roche Collaboration Agreement for the first commercial dosing of ELEVIDYS in Japan, as compared to $175.5 million of collaboration revenue recognized in the same period of 2025 related to the expiration of an option for a certain program and $63.5 million for the regulatory approval of ELEVIDYS in Japan under the Roche Collaboration Agreement;
•
$72.5 million increase in contract manufacturing revenue primarily driven by increased deliveries of ELEVIDYS to Roche and increases in our manufacturing costs which impact the selling price of ELEVIDYS delivered to Roche; and
•
$10.0 million increase in license revenue related to the grant of intellectual property rights under a certain license agreement executed during the nine months ended September 30, 2026, with no similar activity during the same period in 2025.

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

For the PMO Products, all previously expensed manufacturing costs had been fully consumed by December 2022. For ELEVIDYS sold in the three and nine months ended September 30, 2026 and September 30, 2025, a portion of related manufacturing costs incurred had previously been expensed as research and development expenses. If certain product related costs had not previously been expensed as research and development expenses prior to receiving FDA approval, the incremental inventory costs related to ELEVIDYS sold, including products sold to Roche under the Roche Collaboration Agreement, would have been $2.5 million and $7.9 million higher for the three and nine months ended September 30, 2026, respectively, as compared to $2.0 million and $20.2 million for the three and nine months ended September 30, 2025, respectively.

The following tables summarize the components of our cost of sales (excluding amortization of in-licensed rights) for each of the periods indicated:

	For the Three Months Ended September 30,
	2026	2025	Change	Change
	(in thousands)		$	%
Product cost of sales (excluding Roche)	$131,506	$122,589	$8,917	7%
Roche product cost of sales**	47,581	17,527	30,054	171%
Royalty payments	9,425	10,659	(1,234)	(12)%
Total cost of sales (excluding amortization of in-licensed rights)	$188,512	$150,775	$37,737	25%

**See above for further details regarding product supply sold to Roche via contract manufacturing under the Roche Collaboration Agreement.

The cost of sales (excluding amortization of in-licensed rights) for the three months ended September 30, 2026 increased by $37.7 million, or 25%, compared with the same period in 2025. The increase was primarily driven by the following:

•
$8.9 million increase in product cost of sales (excluding Roche) primarily due to a take-or-pay charge of $62.0 million recorded during the three months ended September 30, 2026 related to non-cancelable manufacturing obligations with Catalent for certain inventories that we elected not to manufacture, as well as increased manufacturing costs and volume of deliveries for the PMO Products. The increase is partially offset by a decrease in the write-offs of certain batches of ELEVIDYS not meeting our quality specifications, an impairment of prepaid manufacturing deposits recorded during the three months ended September 30, 2025 and a decreased volume of deliveries of ELEVIDYS;
•
$30.1 million increase in Roche product cost of sales primarily due to increases in manufacturing costs, the volume of ELEVIDYS shipments under the Roche Collaboration Agreement, the timing of allocation of costs to Roche associated with write-offs of certain batches of ELEVIDYS not meeting our quality specifications and scrapped and expired materials; and
•
$1.2 million decrease in royalty payments primarily corresponding to the decreased ELEVIDYS sales volume in the U.S.

	For the Nine Months Ended September 30,
	2026	2025	Change	Change
	(in thousands)		$	%
Product cost of sales (excluding Roche)	$273,384	$349,090	$(75,706)	(22)%
Roche product cost of sales**	145,437	51,488	93,949	182%
Royalty payments	27,844	40,319	(12,475)	(31)%
Total cost of sales (excluding amortization of in-licensed rights)	$446,665	$440,897	$5,768	1%

**See above for further details regarding product supply sold to Roche via contract manufacturing under the Roche Collaboration Agreement.

The cost of sales (excluding amortization of in-licensed rights) for the nine months ended September 30, 2026 increased by $5.8 million, or 1%, compared with the same period in 2025. The increase was primarily driven by the following:

•
$75.7 million decrease in product cost of sales (excluding Roche) primarily due to decreased ELEVIDYS sales volume, reflecting changes in demand following the safety events that occurred in 2025 and subsequent label update for ELEVIDYS which included only the ambulatory patient population for treatment as well as decreased write-offs of certain batches of ELEVIDYS not meeting our quality specifications and an impairment of prepaid manufacturing deposits recorded during the nine months ended September 30, 2025. The decrease was partially offset by a take-or-pay charge of $62.0 million recorded during the nine months ended September 30, 2026 related to non-cancelable manufacturing obligations with Catalent for certain inventories that we elected not to manufacture, as well as increased manufacturing costs for the PMO Products;
•
$93.9 million increase in Roche product cost of sales primarily due to the timing of allocation of costs to Roche associated with write-offs of certain batches of ELEVIDYS not meeting our quality specifications, scrapped and expired materials and increases in the volume and manufacturing costs of ELEVIDYS shipments under the Roche Collaboration Agreement; and
•
$12.5 million decrease in royalty payments primarily corresponding to the decreased ELEVIDYS sales volume in the U.S.

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

The following tables summarize our research and development expenses by project for each of the periods indicated:

	For the Three Months Ended September 30,
	2026	2025	Change	Change
	(in thousands)		$	%
SRP-9001	$16,439	$47,641	$(31,202)	(65)%
siRNA platform	13,086	7,601	5,485	72%
Eteplirsen (exon 51)	3,819	10,933	(7,114)	(65)%
LGMD platform	3,127	11,150	(8,023)	(72)%
Other gene therapies	3,086	7,064	(3,978)	(56)%
Other projects	1,614	4,203	(2,589)	(62)%
Up-front and collaboration license fees	—	100,000	(100,000)	(100)%
Internal research and development expenses	48,311	42,227	6,084	14%
Roche collaboration reimbursement	(6,933)	(11,929)	4,996	(42)%
Total research and development expenses	$82,549	$218,890	$(136,341)	(62)%

	For the Nine Months Ended September 30,
	2026	2025	Change	Change
	(in thousands)		$	%
SRP-9001	$52,705	$179,730	$(127,025)	(71)%
Up-front and collaboration license fees	50,000	683,787	(633,787)	(93)%
siRNA platform	42,935	16,406	26,529	162%
Eteplirsen (exon 51)	14,232	32,376	(18,144)	(56)%
LGMD platform	11,879	60,299	(48,420)	(80)%
Other gene therapies	10,725	30,510	(19,785)	(65)%
Other projects	5,374	27,272	(21,898)	(80)%
Internal research and development expenses	161,747	232,090	(70,343)	(30)%
Roche collaboration reimbursement	(21,830)	(65,740)	43,910	(67)%
Total research and development expenses	$327,767	$1,196,730	$(868,963)	(73)%

The following tables summarize our research and development expenses by category for each of the periods indicated:

	For the Three Months Ended September 30,
	2026	2025	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$26,208	$20,300	$5,908	29%
Clinical trial expenses	20,511	28,613	(8,102)	(28)%
Facility- and technology-related expenses	14,762	22,987	(8,225)	(36)%
Stock-based compensation	8,509	4,139	4,370	106%
Professional services	3,808	7,108	(3,300)	(46)%
Manufacturing expenses	2,251	33,897	(31,646)	(93)%
Pre-clinical expenses	1,845	1,017	828	81%
Up-front and collaboration license fees	—	100,000	(100,000)	(100)%
Research and other	11,588	12,758	(1,170)	(9)%
Roche collaboration reimbursement	(6,933)	(11,929)	4,996	(42)%
Total research and development expenses	$82,549	$218,890	$(136,341)	(62)%

Research and development expenses for the three months ended September 30, 2026 decreased by $136.3 million, or 62%, compared with the three months ended September 30, 2025. The decrease was primarily driven by the following:

•
$5.9 million increase in compensation and other personnel expenses primarily due to incentive compensation accrual reversals in connection with the Restructuring during the three months ended September 30, 2025, partially offset by reduced headcount;

•
$8.1 million decrease in clinical trial expenses primarily related to the completion of certain PMO studies as well as the pause of several studies for our LGMD programs as a result of our decision to reprioritize our pipeline announced in July 2025 (the "Pipeline Reprioritization"), partially offset by increased activity in our siRNA programs;
•
$8.2 million decrease in facility- and technology-related expenses primarily due to lower depreciation expense resulting from certain assets becoming fully depreciated during 2025;
•
$4.4 million increase in stock-based compensation primarily due to the reversal of previously recognized expense related to the forfeiture of certain awards in connection with the Restructuring and our decision to suspend our Employee Stock Purchase Plan ("ESPP Suspension") during the three months ended September 30, 2025, with no similar activity during the three months ended September 30, 2026, and grants of RSUs to employees in September 2025 that vest over two years;
•
$3.3 million decrease in professional services primarily related to fewer third-party contractors used during the three months ended September 30, 2026 due to the Pipeline Reprioritization and the completion of certain SRP-9001 studies in 2025;
•
$31.6 million decrease in manufacturing expenses primarily due to fewer clinical batches released for our SRP-9001 program;
•
$100.0 million decrease in up-front and collaboration license fees due to our $100.0 million milestone payment to Arrowhead, triggered by Arrowhead's achievement of the first of two predetermined enrollment targets and subsequent authorization to dose escalate in a Phase 1/2 study for the DM1 program (the "First Arrowhead DM1 Milestone"), during the three months ended September 30, 2025, which did not recur in the three months ended September 30, 2026; and
•
$5.0 million decrease in the offset to expense associated with a collaboration reimbursement from Roche primarily due to reduced SRP-9001 clinical supply.

	For the Nine Months Ended September 30,
	2026	2025	Change	Change
	(in thousands)		$	%
Compensation and other personnel expenses	$78,117	$111,181	$(33,064)	(30)%
Clinical trial expenses	61,917	95,271	(33,354)	(35)%
Facility- and technology-related expenses	52,663	72,254	(19,591)	(27)%
Up-front and collaboration license fees	50,000	683,787	(633,787)	(93)%
Stock-based compensation	27,295	36,733	(9,438)	(26)%
Manufacturing expenses	23,846	182,047	(158,201)	(87)%
Professional services	14,268	25,722	(11,454)	(45)%
Pre-clinical expenses	3,482	4,210	(728)	(17)%
Research and other	38,009	51,265	(13,256)	(26)%
Roche collaboration reimbursement	(21,830)	(65,740)	43,910	(67)%
Total research and development expenses	$327,767	$1,196,730	$(868,963)	(73)%

Research and development expenses for the nine months ended September 30, 2026 decreased by $869.0 million, or 73%, compared with the nine months ended September 30, 2025. The decrease was primarily driven by the following:

•
$33.1 million decrease in compensation and other personnel expenses primarily due to reduced headcount pursuant to the Restructuring;
•
$33.4 million decrease in clinical trial expenses primarily related to the completion of certain PMO studies and the pause of several studies for our SRP-9001 and LGMD programs, the latter of which as a result of the Pipeline Reprioritization, partially offset by increased activity in our siRNA programs;
•
$19.6 million decrease in facility- and technology-related expenses primarily as a result of the Restructuring and lower depreciation expense resulting from certain assets becoming fully depreciated during 2025;

•
$633.8 million decrease in up-front and collaboration license fees related to our exclusive global licensing and collaboration agreement and stock purchase agreement (collectively, the “Arrowhead Collaboration Agreement”) with Arrowhead. For the nine months ended September 30, 2025, we recorded (1) $583.6 million in payments allocated to the up-front license fee and (2) a $100.0 million milestone payment to Arrowhead for the First Arrowhead DM1 Milestone, neither of which recurred in the nine months ended September 30, 2026. For the nine months ended September 30, 2026, we recorded $50.0 million in annual collaboration license fee incurred and paid to Arrowhead;
•
$9.4 million decrease in stock-based compensation primarily related to reduced headcount pursuant to the Restructuring and the vesting of certain restricted stock units with performance conditions ("PSUs") in March 2025 and March 2026, partially offset by the reversal of previously recognized expense related to the forfeiture of certain awards in connection with the Restructuring during the nine months ended September 30, 2025, with no similar activity during the nine months ended September 30, 2026;
•
$158.2 million decrease in manufacturing expenses primarily due to fewer clinical batches released for our SRP-9001 and LGMD programs, the latter of which as a result of the Pipeline Reprioritization, as well as the Brammer Settlement during the nine months ended September 30, 2025, with no similar activity in 2026;
•
$11.5 million decrease in professional services primarily related to fewer third-party contractors used during the nine months ended September 30, 2026 due to the completion of certain SRP-9001 and PMO studies in 2025 and the Pipeline Reprioritization;
•
$13.3 million decrease in research and other expenses primarily due to ongoing cost reduction efforts and the Pipeline Reprioritization; and
•
$43.9 million decrease in the offset to expense associated with a collaboration reimbursement from Roche primarily due to reduced SRP-9001 clinical supply as well as reduced headcount pursuant to the Restructuring resulting in lower reimbursable costs.

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

The following tables summarize our selling, general and administrative expenses by category for each of the periods indicated:

	For the Three Months Ended September 30,
	2026	2025	Change	Change
	(in thousands)		$	%
Professional services	$42,714	$35,103	$7,611	22%
Compensation and other personnel expenses	36,436	24,128	12,308	51%
Stock-based compensation	18,234	10,788	7,446	69%
Facility- and technology-related expenses	13,360	15,363	(2,003)	(13)%
Other	8,073	6,780	1,293	19%
Roche collaboration reimbursement	(205)	(269)	64	(24)%
Total selling, general and administrative expenses	$118,612	$91,893	$26,719	29%

Selling, general and administrative expenses for the three months ended September 30, 2026 increased by $26.7 million, or 29% compared with the three months ended September 30, 2025. This increase was primarily driven by the following:

•
$7.6 million increase in professional service expenses primarily related to increased ELEVIDYS commercialization spending and increased legal spending related to certain intellectual property matters;
•
$12.3 million increase in compensation and other personnel expenses primarily due to incentive compensation accrual reversals in connection with the Restructuring during the three months ended September 30, 2025; and
•
$7.4 million increase in stock-based compensation primarily related to the reversal of previously recognized expense related to the forfeiture of certain awards in connection with the Restructuring during the three months ended September 30, 2025, with no similar activity during the three months ended September 30, 2026, awards granted to our former CEO in December 2025 and our current CEO in July 2026, grants of RSUs to employees in September 2025 that vest over two years and the reversal of previously recognized expense related to our ESPP Suspension during the three months ended September 30, 2025.

	For the Nine Months Ended September 30,
	2026	2025	Change	Change
	(in thousands)		$	%
Professional services	$114,760	$127,848	$(13,088)	(10)%
Compensation and other personnel expenses	107,182	116,170	(8,988)	(8)%
Stock-based compensation	53,319	56,647	(3,328)	(6)%
Facility- and technology-related expenses	41,886	41,883	3	(—)%
Other	18,682	21,499	(2,817)	(13)%
Roche collaboration reimbursement	(666)	(628)	(38)	6%
Total selling, general and administrative expenses	$335,163	$363,419	$(28,256)	(8)%

Selling, general and administrative expenses for the nine months ended September 30, 2026 decreased by $28.3 million, or 8%, compared with the nine months ended September 30, 2025. This decrease was primarily driven by the following:

•
$13.1 million decrease in professional service expenses primarily related to reduced ELEVIDYS commercialization spending following the November 2025 label update for ELEVIDYS which included only the ambulatory patient population for treatment, reduced medical affairs spending related to the Pipeline Reprioritization and lower facilities-related professional services spending following the opening of our Bedford, Massachusetts facility in 2025;
•
$9.0 million decrease in compensation and other personnel expenses primarily due to reduced headcount pursuant to the Restructuring; and
•
$3.3 million decrease in stock-based compensation primarily related to reduced headcount pursuant to the Restructuring and the vesting of certain PSUs in March 2025 and March 2026, partially offset by expense associated with awards granted to our former CEO in December 2025 and our current CEO in July 2026 and the reversal of previously recognized expense related to the forfeiture of certain awards in connection with the Restructuring during the nine months ended September 30, 2025, with no similar activity during the nine months ended September 30, 2026.

Litigation settlement charge

During the nine months ended September 30, 2026, we recorded a litigation settlement charge of $39.0 million related to a settlement agreement entered into in September 2026 between Sarepta Therapeutics, Inc., Sarepta Therapeutics Three, LLC, REGENXBIO, INC, the Trustees of the University of Pennsylvania and Catalent regarding, among other matters, the resolution of certain patent infringement litigations and an appeal from inter partes review proceedings relating to the '274 Patent and the '617 Patent (collectively, the “Litigations”). Refer to Note 16, Commitments and Contingencies for further discussion regarding the Litigations.

Restructuring charge

The Restructuring, announced in July 2025, was designed to reduce operating expenses and align our cost structure with strategic priorities, aiming to enhance financial flexibility and meet our 2027 financial obligations. We recorded a restructuring charge of $40.5 million during the three and nine months ended September 30, 2025, primarily related to employee termination benefits, including severance, along with accelerated depreciation for assets impacted by the restructuring plan, with no similar activity during the three and nine months ended September 30, 2026.

Amortization of in-licensed rights

Amortization of in-licensed rights relates to the agreements we entered into with UWA, Nationwide, BioMarin Pharmaceutical Inc. ("BioMarin") and Parent Project Muscular Dystrophy in April 2013, December 2016, July 2017 and May 2018, respectively. Each in-licensed right is being amortized on a straight-line basis over the remaining life of the relevant patent from the date the related fee was incurred, either the regulatory approval or the first commercial sale of the applicable product. For the three and nine months ended September 30, 2026, we recorded amortization of in-licensed rights of approximately $0.7 million and $2.1 million, respectively. For the three and nine months ended September 30, 2025, we recorded amortization of in-licensed rights of approximately $0.7 million and $1.9 million, respectively.

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

For the three months ended September 30, 2026, other expense, net increased by $51.7 million compared with the three months ended September 30, 2025. This was primarily due to a $37.3 million decrease in the gain on strategic investments, primarily related to our investment in Arrowhead during the three months ended September 30, 2025, which we sold in August 2025, and a $12.2 million increase in interest expense due to the 2030 Notes carrying a higher interest rate than the 2027 Notes.

For the nine months ended September 30, 2026, other expense, net increased by $36.9 million compared with the nine months ended September 30, 2025. The change was primarily due to a $45.7 million increase in interest expense due to the 2030 Notes carrying a higher interest rate than the 2027 Notes as well as a decrease in interest income as a result of reduced investment balances during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. This was partially offset by a $14.6 million decrease in the loss on our strategic investments, primarily related to our investment in Arrowhead during the nine months ended September 30, 2025.

Gain on debt extinguishment

In August 2025, we completed a partial refinancing of the 2027 Notes (the "August 2025 Exchange") and exchanged $700.0 million in aggregate principal amount of 2027 Notes for $602.0 million in aggregate principal amount of 2030 Notes, cash payments of $127.3 million, including $4.0 million of accrued interest of the 2027 Notes and 5.9 million shares of our common stock with a fair market value of approximately $104.9 million, net of issuance costs of $2.4 million.

As a result of the August 2025 Exchange, we recognized a gain on debt extinguishment for the three and nine months ended September 30, 2025 of $3.8 million. No similar activity occurred during the three and nine months ended September 30, 2026.

Income tax expense (benefit)

Income tax expense for the three and nine months ended September 30, 2026 was $2.7 million and $18.1 million, respectively. Income tax (benefit) expense for the three and nine months ended September 30, 2025 was $(14.1) million and $6.6 million, respectively. Income tax expense for all periods presented primarily relates to state income taxes as a result of taxable profits in certain states requiring the capitalization of research and development costs and states which have suspended or limited the utilization of net operating loss carryforwards. As of September 30, 2026, we continued to maintain a full valuation allowance against our deferred tax assets, with the exception of deferred tax assets in certain foreign jurisdictions. We continue to monitor the available evidence relative to recovery of our deferred tax assets and whether such evidence would be sufficient to conclude that it is more likely than not that such deferred tax assets may be partially or fully recoverable. If we were to remove our valuation allowance in part or full, any such adjustment could have a material impact on our effective tax rate in the applicable period.

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

The following table summarizes our financial condition for each of the periods indicated:

	As of September 30, 2026	As of December 31, 2025	Change	Change
	(in thousands)		$	%
Financial assets:
Cash and cash equivalents	$472,760	$801,282	$(328,522)	(41)%
Short-term investments	406,016	138,368	267,648	193%
Non-current investments	108,815	1,048	107,767	*
Restricted cash and investments	11,125	13,125	(2,000)	(15)%
Total cash, cash equivalents, restricted cash and investments	$998,716	$953,823	$44,893	5%

Borrowings:
Convertible debt	$857,364	$828,974	$28,390	3%
Total borrowings	$857,364	$828,974	$28,390	3%

Working capital:
Current assets	$2,272,889	$2,537,938	$(265,049)	(10)%
Current liabilities	656,353	1,095,290	(438,937)	(40)%
Total working capital	$1,616,536	$1,442,648	$173,888	12%

*Not meaningful

For the nine months ended September 30, 2026, our principal sources of liquidity were primarily derived from the sales of our products, our collaboration arrangement with Roche, borrowings from the Revolving Credit Facility and the maturities and sales of investments. Please refer to Note 13, Revolving Credit Facility, for further discussion of our borrowing activity. Our principal uses of cash for the nine months ended September 30, 2026 were our repayments of borrowings from the Revolving Credit Facility, the payment of $200.0 million for the second of two DM1 milestones achieved by Arrowhead in 2025 (the "Second Arrowhead DM1 Milestone"), the $50.0 million annual license fee payment to Arrowhead, inventory commitments, research and development expenses, manufacturing costs, selling, general and administrative expenses, investments, capital expenditures and other working capital requirements.

For the year ended December 31, 2025, our principal sources of liquidity were primarily derived from the sales of our products, our collaboration arrangement with Roche, the maturities and sales of investments and proceeds from the exercise of stock options. Our principal uses of cash for 2025 were our $583.6 million up-front payment to Arrowhead, $241.4 million equity investment in Arrowhead's common stock and the $50.0 million cash component of the $100.0 million of the First Arrowhead DM1 Milestone, costs incurred as a result of the partial refinancings of the 2027 Notes in August and December 2025, inventory commitments, research and development expenses, manufacturing costs, selling, general and administrative expenses, investments, capital expenditures, share repurchases under our $500.0 million share repurchase program approved by the Board of Directors in November 2024 (the “2024 Repurchase Program”) and other working capital requirements. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of share repurchases under the 2024 Repurchase Program.

As of September 30, 2026, we had $987.6 million of cash, cash equivalents and investments. Our material cash requirements over the next 12 months include the repayment of the remaining $158.6 million aggregate principal amount of the 2027 Notes due September 2027, the second $50.0 million annual license fee payable to Arrowhead in February 2027 and the remaining $22.1 million payable under the manufacturing and supply agreements with Catalent related to the take-or-pay charge recognized during the three and nine months ended September 30, 2026. Please refer to Note 16, Commitments and Contingencies to the unaudited condensed consolidated financial statements contained in Item 1 for further discussion of our manufacturing obligations. We believe that existing cash and cash equivalents and investments, along with future cash generated from operations and availability under our Revolving Credit Facility will be sufficient to fund these requirements and the capital requirements of our operations for the next 12 months. Additional information regarding our Revolving Credit Facility is provided in Note 13, Revolving Credit Facility to the unaudited condensed consolidated financial statements contained in Item 1.

Beyond September 30, 2027, our cash requirements will depend extensively on our ability to advance our research, development and commercialization of product candidates. We may seek additional financings primarily from, but not limited to, the sale and issuance of equity and debt securities, the licensing or sale of our technologies, and entering into additional government contracts and/or funded research and development agreements. Our future expenditures and long-term capital requirements may be substantial and will depend on many factors, including but not limited to the following:

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
•
the attainment of milestones and our obligations to make milestone and royalty payments to Arrowhead, Myonexus Therapeutics, Inc.'s selling shareholders, BioMarin, Nationwide, UWA and other institutions;
•
the timing and repayment of future borrowings on our Revolving Credit Facility;
•
the obligations to holders of our 2027 Notes and 2030 Notes; and
•
the costs of filing, prosecuting, defending and enforcing patent claims and our other intellectual property rights, as well as costs related to securities and other matters.

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

For products and product candidates that are currently approved or are in various research and development stages, we may be obligated to make up to $12.0 billion of future development, regulatory, up-front royalty and sales milestone payments associated with our license and collaboration agreements. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones is not probable, and payment is not required as of September 30, 2026, such contingencies have not been recorded in our unaudited condensed consolidated financial statements. Amounts related to contingent milestone payments are not yet considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

Cash Flows

The following table summarizes our cash flow activity for each of the periods indicated:

	For the Nine Months Ended September 30,
	2026	2025	Change	Change
	(in thousands)		$	%
Cash provided by (used in)
Operating activities	$54,353	$(336,685)	$391,038	(116)%
Investing activities	(386,116)	(26,566)	(359,550)	*
Financing activities	241	(129,136)	129,377	(100)%
Decrease in cash, cash equivalents and restricted cash	$(331,522)	$(492,387)	$160,865	(33)%

*Not meaningful

Operating Activities

Cash provided by (used in) operating activities, which consists of our net income (loss) adjusted for non-cash items and changes in net operating assets and liabilities, totaled $54.4 million and $336.7 million for the nine months ended September 30, 2026 and 2025, respectively. Cash provided by operating activities for the nine months ended September 30, 2026 was primarily driven by the net income of $297.6 million, adjusted for the following:

•
$80.6 million in stock-based compensation expense;
•
$26.9 million in depreciation and amortization expense;
•
$28.9 million in non-cash interest expense;
•
$11.6 million in write-downs for obsolete inventory;
•
$9.6 million reduction in the carrying amount of the right of use assets; and
•
$2.7 million loss on strategic investments.

These non-cash charges were partially offset by $2.5 million in accretion of investment discount, net.

The net cash outflow from changes in our operating assets and liabilities was primarily driven by the following:

•
$338.5 million decrease in deferred revenue primarily related to the recognition of $325.0 million associated with Roche's declined option to acquire certain program rights previously recorded as deferred revenue and delivery of ELEVIDYS to Roche;
•
$236.6 million decrease in accounts payable primarily related to timing of payments, including the payment of the Second Arrowhead DM1 Milestone during the nine months ended September 30, 2026;
•
$26.8 million decrease in accrued expenses, lease liabilities and other liabilities primarily due to timing of payments to CMOs related to manufacturing commitments and accrued compensation, partially offset by the litigation settlement charge;
•
$29.1 million decrease in accounts receivable primarily due to a decrease in demand for our products from year-end;
•
$29.8 million decrease in inventory primarily due to the sales of our products and write-off of batches of our products not meeting our quality specifications, partially offset by the continued manufacturing of our products to meet contractual commitments with CMOs;
•
$53.4 million decrease in manufacturing-related deposits and prepaids primarily due to delivery of materials and services by CMOs, including Catalent; and
•
$87.2 million decrease in other assets primarily driven by the timing of payment on receivables from Roche.

Cash used in operating activities for the nine months ended September 30, 2025 was primarily driven by the net loss of $301.2 million, adjusted for the following:

•
$93.4 million in stock-based compensation expense;
•
$50.0 million in-kind milestone payment to Arrowhead as a result of an agreement with Arrowhead to transfer approximately 2.7 million shares of Arrowhead common stock pursuant to the achievement of the First Arrowhead DM1 Milestone;
•
$39.3 million in depreciation and amortization expense;
•
$17.3 million loss on strategic investments, primarily as a result of our disposition of the remainder of Arrowhead common stock previously classified as strategic investments;
•
$17.0 million in impairments associated with prepaid deposits associated with our manufacturing collaboration agreement and manufacturing and supply agreement with Catalent;
•
$11.3 million reduction in the carrying amount of the right of use assets; and
•
$5.8 million in non-cash interest expense.

These non-cash charges were partially offset by the $4.9 million in accretion of investment discount, net and a $3.8 million gain on debt extinguishment.

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
•
$89.9 million decrease in accounts payable primarily due to the timing and invoicing of payments with our contract manufacturing organizations and contract research organizations as well as the timing and invoicing of payments related to certain capital expenditure projects;
•
$55.5 million decrease in accrued expenses, lease liabilities and other liabilities primarily due to a reduction in accrued employee compensation costs pursuant to the Restructuring and payments on accrued employee compensation costs, partially offset by an increase in our reserve associated with product revenue and reimbursements received for build-out of our Bedford facility;
•
$30.2 million increase in deferred revenue primarily related to our collaboration with Roche and contract manufacturing activities with Roche;
•
$67.1 million decrease in manufacturing-related deposits and prepaids primarily due to timing of payments to Catalent; and
•
$206.2 million decrease in accounts receivable, net primarily due to a decrease in demand for ELEVIDYS from year-end.

Investing Activities

Cash used in investing activities was $386.1 million and $26.6 million for the nine months ended September 30, 2026 and 2025, respectively. Cash used in investing activities for the nine months ended September 30, 2026 primarily consisted of $557.3 million, $5.6 million and $4.2 million of purchases of investments, purchases of property and equipment and intangible assets, partially offset by $181.0 million from the maturity and sale of investments.

Cash used in investing activities for the nine months ended September 30, 2025 primarily consisted of $245.8 million in the acquisition of strategic investments primarily related to Arrowhead, $98.4 million of purchases of property and equipment and $45.3 million of purchases of investments, partially offset by $195.9 million from the maturity and sale of investments and $174.1 million in proceeds from the sale of the Arrowhead investment.

Financing Activities

Cash provided by financing activities was $0.2 million for the nine months ended September 30, 2026, compared to $129.1 million of cash used in financing activities for the nine months ended September 30, 2025. Cash provided by financing activities for the nine months ended September 30, 2026 consisted of $0.2 million in proceeds from exercise of options. During the nine months ended September 30, 2026, we also drew down, and subsequently repaid, $425.0 million on our Revolving Credit Facility.

Cash used in financing activities for the nine months ended September 30, 2025 primarily consisted of $123.3 million for the repurchase of a portion of our 2027 Notes, $25.0 million of purchases of our common stock under our 2024 Repurchase Program and $12.8 million of debt issuance costs associated with our 2030 Notes. These amounts were partially offset by $20.0 million in proceeds from the private placement of approximately 1.1 million shares of our common stock pursuant to a privately negotiated subscription agreement with J. Wood Capital Advisors LLC and $18.4 million in proceeds from exercise of options and purchases under our Employee Stock Purchase Plan.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest-Rate-Sensitive Financial Instruments

Our current investment policy is to maintain a diversified investment portfolio consisting of money market investments, commercial paper, certificates of deposit, government and government agency bonds and high-grade corporate bonds with maturities of 24 months or less. Our cash is primarily deposited in and invested through highly rated financial institutions in the U.S. As of

September 30, 2026, we had $998.7 million of cash, cash equivalents, restricted cash and investments, comprised of $472.8 million of cash and cash equivalents, $514.8 million of investments and $11.1 million non-current restricted cash and investments. Our debt securities are classified as available-for-sale. We also hold bank time deposits. The fair value of cash equivalents and investments is subject to change as a result of fluctuations in market interest rates. Our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we sell securities that decline in market value due to changes in interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 10 basis point adverse movement across all maturities. As of September 30, 2026, we estimate that such hypothetical adverse 10 basis point movement would result in a hypothetical loss in fair value of approximately $0.2 million to our interest rate sensitive instruments.

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

Market-Price-Sensitive Financial Instruments

Our strategic investment portfolio includes an investment in equity securities of a certain publicly traded biotechnology company as a result of a certain business development transaction. While we are holding such securities, we are subject to equity price risk and this may increase the volatility of our income in future periods due to changes in the fair value of our strategic equity investment. Changes in the fair value of this strategic equity investment are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. The potential change in fair value for market-price-sensitive instruments has been assessed on a hypothetical 10.0% adverse movement. As of September 30, 2026, we estimate that such hypothetical adverse 10.0% movement would result in a hypothetical loss in fair value of approximately $0.1 million to our market-price-sensitive financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q for the period ended September 30, 2026, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of September 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarterly period ended September 30, 2026, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
•
the effectiveness of our ongoing commercialization activities, including maintaining and negotiating and entering into any additional commercial, supply and distribution contracts, ongoing manufacturing efforts and hiring any additional personnel as needed to support commercial efforts;
•
our ability to timely comply with FDA post-marketing requirements and commitments, including through successfully conducting additional studies that confirm clinical efficacy, effectiveness and safety of our products, and acceptance of the same by the FDA and medical community, including our MIS51ON trial for EXONDYS 51, and our ESSENCE trial, a confirmatory trial intended to verify the clinical benefits of VYONDYS 53 and AMONDYS 45, since continued approval of accelerated approval products or transition to traditional approval for such products may be contingent upon verification of a clinical benefit in confirmatory trials, particularly in light of FDA's expanded expedited withdrawal procedures as set forth in FDORA;
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
•
our ability to obtain and maintain regulatory approvals to commercialize our product candidates, and to commercialize our products in markets outside of the U.S., including following the topline results of our ESSENCE trial, a confirmatory trial to verify the clinical benefits of AMONDYS 45 and VYONDYS 53, and any future results from our MIS51ON trial; and
•
the process leading to a patient’s first infusion of our products and any future commercial products may be slower for certain patients. For example, the time to first infusion may take longer if a patient chooses to put in an intravenous port, which eases access to the vein. In addition, payor and reimbursement discussions, negotiations and decisions could impact timing and may lead to delays in infusion. Delays in the process prior to infusion could negatively impact the sales of our products, including any future gene therapy products.

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

Under the accelerated approval pathway, continued approval may be contingent upon verification of a clinical benefit in confirmatory trials. These post-marketing requirements and commitments may not be feasible and/or could impose significant burdens and costs on us; could negatively impact our development, manufacturing and supply of our products; and could negatively impact our financial results. Failure to meet post-approval commitments and requirements, including completion of enrollment and in particular, any failure to obtain safety and efficacy data that supports clinical benefits from our ongoing and planned studies of our products, could lead to negative regulatory action from the FDA and/or withdrawal of regulatory approval of one or more of our products that have received accelerated approval. FDORA, enacted in 2022, has expanded FDA's expedited withdrawal procedures for drugs approved via the accelerated approval pathway if a sponsor fails to conduct any required post-approval study with due diligence. For example, on November 3, 2025, we announced topline results from our ESSENCE trial, a confirmatory trial intended to verify the clinical benefits of VYONDYS 53 and AMONDYS 45, which primary endpoint did not meet statistical significance. We submitted sNDAs related to these products in April 2026, which the FDA accepted for filing in June 2026 with, as of the date of this Quarterly Report, an expected PDUFA target action date by February 28, 2027. However, these results could lead to regulatory actions from the FDA, including changes to our drug labels, revocation of accelerated approvals and directives to remove these products from the market altogether. For example, as part of an FDA postmarketing study requirement for EXONDYS 51, we are conducting a Phase 3 clinical trial, MIS51ON, comparing the safety and efficacy of higher doses of eteplirsen to the approved dose. Future results of this study could similarly lead to regulatory actions from the FDA that are difficult to predict.

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

Our ability to successfully maintain and/or increase sales of our products in the U.S. depends in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. Third party payors are increasingly challenging the effectiveness of, and the prices charged for, medical products and services. We may not be able to obtain or maintain adequate third-party coverage or reimbursement for our products, and/or we have and may be required in the future to provide discounts or rebates on our products in order to obtain or maintain adequate coverage.

We expect that third party payors, including private insurers and government health benefit programs, will continue to consider the efficacy, effectiveness, cost-effectiveness and safety of our products, including any new data and analyses that we are able to collect and make available in a compliant manner, in determining whether to approve reimbursement for our products and at what levels. If there are considerable delays in the generation of new evidence or if any new data and information we collect is not favorable, third party payors may make coverage decisions that negatively impact sales of our products. For example, following the

ELEVIDYS Suspension, certain third-party payors have restricted coverage for ELEVIDYS for certain segments of the ambulatory patient population, notwithstanding FDA's recommendation that we resume shipments of ELEVIDYS to ambulatory patients in the U.S. We continue to have discussions with payors, some of which may eventually deny coverage. As a further example, while the New York Drug Utilization Review Board recommended in October 2025 that Medicaid pause coverage of ELEVIDYS, New York Department of Health did not pause coverage, but instead restricted coverage based on age. We may not receive approval for reimbursement of our products from additional insurers on a satisfactory rate or basis, in which case our business would be materially adversely affected. In addition, obtaining these approvals can be a time consuming and expensive process. Our business would be materially adversely affected if we are not able to maintain favorable coverage decisions and/or fail to receive additional favorable coverage decisions from third party insurers, in particular during re-authorization processes for patients that have already initiated therapy. Our business could also be adversely affected if government health programs, private health insurers, including managed care organizations, or other reimbursement bodies or payors limit the indications for which our products will be reimbursed or fail to recognize approval or accelerated approval and surrogate endpoints as clinically meaningful.

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

We expect to continue to experience pricing pressures in connection with the sale of our current and future products due to a number of factors, including current and future healthcare reforms and initiatives by government health programs and private insurers (including managed care plans) to reduce healthcare costs, the scrutiny of pharmaceutical pricing, the ongoing debates on reducing government spending and additional legislative, regulatory or executive initiatives. These healthcare reform efforts or any future legislation or regulatory actions aimed at controlling and reducing healthcare costs, including through measures designed to limit reimbursement, restrict access or impose unfavorable pricing modifications on pharmaceutical products, could impact our and our partners’ ability to obtain or maintain reimbursement for our products at satisfactory levels, or at all, which could materially harm our business and financial results.

Additionally, ELEVIDYS and our gene therapy product candidates represent novel approaches to treatment that have, and may continue to, call for new levels of innovation in pricing, reimbursement, payment and drug access strategies. Current reimbursement models may not accommodate the unique factors of our gene therapy product and product candidates, including high up-front costs, continued development of long-term efficacy and safety data and fees associated with complex administration, dosing and patient monitoring requirements. In some cases, we have entered into, and it may be necessary in the future to enter into, unique approaches to payment, pricing strategies, rebates, and traditional payment models to support these therapies.

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

The U.S. government and individual states continue to aggressively pursue healthcare reform, which includes ongoing attempts to manage utilization as well as control and/or lower the cost of prescription drugs and biologics. Recent years have seen a number of reform initiatives focused on drug pricing and payment. For example, the Inflation Reduction Act ("IRA"), passed in 2022, has had and will likely continue to have a significant impact on the pharmaceutical industry. In 2025, the current presidential administration issued two executive orders with multiple directives aimed at lowering drug prices. In the wake of these executive orders and related executive initiatives, a number of pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices and/or reached agreement with the federal government regarding pricing for drugs, including prices for Medicaid drugs and newly launched products. In January 2026, the current presidential administration announced a healthcare plan calling for codification of most-favored-nation pricing arrangements with pharmaceutical manufacturers, and in April 2026, the administration issued a further executive order establishing tariffs on certain imported patented pharmaceuticals while offering relief from such tariffs to manufacturers that commit to most-favored-nation pricing and to onshoring research and manufacturing operations. The federal government has also launched a website that offers access to pharmaceutical direct-to-consumer discount drug offers and discloses generic drug pricing. Federal agencies are also developing and implementing new drug pricing pilot programs for both Medicaid (authorizing the federal government to negotiate Medicaid supplemental rebates with participating manufacturers on behalf of state Medicaid programs in exchange for standardized coverage criteria for the manufacturer's drugs) and Medicare (providing for rebates determined on the basis of international prices for drugs rather than existing inflation-based Medicare rebates). Many of these reform initiatives would require additional legal and/or administrative action to implement and may be subject to legal challenge. See the Company's Annual Report on Form 10-K for the year ended December 31, 2025, “Item 1. Business – Government Regulation – U.S. Healthcare and Other Reform." There is no assurance that federal or state health care reform will not adversely affect our future business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare policy will affect our business. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid and private insurance healthcare costs, including proposed or implemented reforms. Cost containment initiatives might include, among other possible actions, implementation or modification of:

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

The commercial success of our products, particularly in the U.S., depends upon the level of market adoption by patients, payors and healthcare providers. If our products do not achieve an adequate level of market adoption for any reason, or if market adoption does not persist due to competition or other reasons, our potential profitability and our future business prospects will be severely adversely impacted. The degree of market acceptance of our products depends on a number of factors, including:

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
•
the frequency of administering our products, including weekly dosing of our PMO Products; and
•
the efficacy, safety and convenience of receiving treatment of our other product candidates and third parties’ competitive therapies.

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

Additionally, in November 2025, we announced topline results from our ESSENCE trial, a confirmatory trial intended to verify the clinical benefits of VYONDYS 53 and AMONDYS 45, which primary endpoint did not meet statistical significance. We submitted sNDAs related to these products in April 2026, which the FDA accepted for filing in June 2026 with, as of the date of this Quarterly Report, an expected PDUFA target action date by February 28, 2027. However, these results could lead to regulatory actions from the FDA, including changes to our drug labels or revocation of accelerated approvals and directives to remove these products from the market altogether, negatively impact patient demand for these products or result in changes to reimbursement and coverage of these products by payors. Such outcomes could adversely impact our business, financial condition, results of operations, financial guidance, ability to accurately forecast key financial metrics, and prospects. In addition, as part of an FDA postmarketing study requirement for EXONDYS 51, we are conducting a Phase 3 clinical trial, MIS51ON, comparing the safety and efficacy of higher doses of eteplirsen to the approved dose. Depending on the outcome, the MIS51ON trial results may negatively impact patient demand, physician prescribing patterns, or payor coverage for EXONDYS 51 or the PMO Products generally, which could adversely impact our business and financial condition, including potential negative impacts on the costs of goods sold.

Further, the potential commercial success of our product candidates as well as continued commercialization of the PMO Products and ELEVIDYS will depend on additional factors, including the capacity of any infusion centers responsible for the administration of our product candidates and ELEVIDYS.

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

Gene therapy remains a newly applied technology, with only a few gene therapy products approved to date in the U.S., the EU or elsewhere, including ELEVIDYS. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available, including other of our own products.

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

Our partner for ELEVIDYS, Roche, has received certain approvals for ELEVIDYS in territories outside of the U.S. On September 24, 2025, the EC refused marketing authorization under Regulation (EC) No 726/2004 of the European Parliament and of the Council for ELEVIDYS for ambulatory individuals aged three to seven years with Duchenne. We also announced in June 2025 that we paused our ENVISION study for ELEVIDYS, which study was subsequently placed and remains on clinical hold. In November 2026, we announced we would not resume enrollment.

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

Any failure to maintain revenues from sales of our products through our EAP and/or to generate revenues from commercial sales of these products exceeding historical sales due to distribution or geo-political challenges, including those potentially resulting from the ongoing conflict between Russia and Ukraine or the instability in the Middle-East or Venezuela, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We have hired and trained a commercial team and put in the organizational infrastructure we believe we need to support the commercial success of our products in the U.S. Factors that may inhibit our efforts to maintain and further develop commercial capabilities include:

•
an inability to retain an adequate number of effective commercial personnel. For example, a number of commercial personnel departed from the Company in connection with and following our Restructuring, which has resulted in the need for additional hiring and training efforts, which may continue in the future;
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

Duchenne and LGMD are rare, fatal genetic disorders. Duchenne affects an estimated one in approximately every 3,500 to 5,000 males born worldwide, of which up to 13% are estimated to be amenable to exon 51 skipping, up to 8% are estimated to be amenable to exon 53 skipping and up to 8% are estimated to be amenable to exon 45 skipping. LGMDs as a class affect an estimated range of approximately one in every 14,500 to one in every 123,000 individuals. FSHD is a rare neuromuscular disease with an estimated U.S. prevalent population of approximately 16,000. DM1 is also a rare neuromuscular disease with an estimated U.S. prevalent population of approximately 40,000. Our estimates of the size of these patient populations and the patient populations of our other product candidates are based on a limited number of published studies as well as internal analyses. Various factors may decrease the market size of our products and product candidates, including the severity of the disease, patient demographics and the response of patients’ immune systems to our products and product candidates. If the results of these studies or our analysis of them do not accurately reflect the relevant patient population, our assessment of the market may be inaccurate, making it difficult or impossible for us to meet our revenue goals, or to maintain profitability.

We face intense competition and rapid technological change, which has resulted, and may continue to result, in other companies discovering, developing or commercializing competitive products.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change, including the use of artificial intelligence (“AI”). We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas in which our products and product candidates are aimed. Some of these competitors have approved products or are developing or testing product candidates that now, or may in the future, compete directly with our products or product candidates. Several of these competing product candidates have recently reached, or are approaching, advanced stages of U.S. regulatory review, and, in some cases, could receive approval in the near term. For example, we face competition in the fields of Duchenne, gene therapy and siRNA by third parties who are developing or who had once developed:

(i)
exon skipping product candidates, such as Wave (targeting various exons, including 53); Nippon (targeting various exons, including 51 and 44, and notably for exon 53 for which it has received accelerated FDA approval for its product Viltepso (viltolarsen)); Dyne Therapeutics pursuing antibody-oligonucleotide conjugates for exons 44, 45, 51 (for which the FDA has accepted for review a BLA), 53, and 55; Novartis (formerly Avidity Biosciences ("Avidity")) pursuing antibody-oligonucleotide conjugates for exons 44, 45 and 51, SQY Therapeutics and BioMarin (for exon 51); and Entrada (notably for exon 44, 45, 50, and 51);
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

Certain of these competing product candidates have received FDA designations intended to expedite development and review and their sponsors have publicly disclosed near-term regulatory submission or decision timelines, in some cases in 2026 and 2027. If one or more of these competing product candidates is approved, particularly in disease areas or exon populations that overlap with our products, such approvals could occur before we are able to expand or defend our current market position, which could result in a rapid loss of market share, increased pricing pressure, and reduced revenues for our affected products.

In the siRNA field, we face competition by third parties who are also developing product candidates targeting the same disease states as our product candidates, including but not limited to Novartis (formerly Avidity) (DM1, FSHD), Dyne (DM1, FSHD), Arthex Biotech (DM1), PepGen (DM1), Vertex Pharmaceuticals ("Vertex") and Entrada (DM1), Celularity (FSHD), EpiCrispr Biotechnologies (FSHD), Biohaven (SCA), Vico Therapeutics (SCA, Huntington’s), Skyhawk Therapeutics (SCA, Huntington’s), uniQure (Huntington’s), Wave (Huntington’s), and PTC (Huntington’s). Some, but not all, of these entities’ product candidates use RNA technologies. Several of these companies’ product candidates are further along in development, and, in a number of cases, are in active regulatory review with the FDA or have publicly announced imminent regulatory filings, and may obtain regulatory approval in advance of our product candidates. These and other competitors may have greater financial, scientific, and commercial resources than us, which may impact our ability to secure the technologies we desire or to otherwise effectively compete in these disease states.

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

If any of our competitors are successful in obtaining regulatory approval for any of their product candidates, it may limit our ability to enter into the market or gain or maintain market share in the Duchenne, DM1, FSHD, SCA, and Huntington's therapeutic areas or other diseases targeted by our platform technologies, products and product candidate pipeline. The competitive pressure in Duchenne has intensified as multiple third-party product candidates have advanced through, or are approaching, key regulatory milestones, and we expect this trend to continue as additional competitors report clinical data and pursue accelerated or traditional approval pathways.

It is possible that our competitors will succeed in developing technologies that, in addition to limiting the market size for our products or product candidates, impact the regulatory approval and post-marketing process of our products and product candidates, are more effective than our products or product candidates or would render our technologies obsolete or noncompetitive. Conversely, our competitors have, and may in the future, announce data from their clinical trials that has a negative impact on the market perception of our product candidates and related clinical trials. Our competitors may, among other things, relative to our products or product candidates:

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

Substantial overlap may exist between the addressable patient population for ELEVIDYS and the patient populations eligible for treatment with our PMO Products. In some cases, physicians have prescribed ELEVIDYS as a separate treatment regimen to patients who were previously receiving treatment with our PMO Products. Accordingly, ELEVIDYS has, and in the future, may compete with our PMO Products. As a result, successful commercialization of ELEVIDYS may reduce sales of our PMO Products, potentially resulting in significant accounting charges relating to write-off of inventory if such inventory becomes in excess, obsolete or unusable.

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

Risks Related to the Development of our Products and Product Candidates

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials.

Identifying and qualifying patients to participate in clinical trials of our product candidates and products is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit eligible patients to participate in testing our product candidates. We have experienced delays in some of our clinical trials, and we may experience similar delays in the future. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology, delays in our ability to expand the labels of any of our approved products or termination of the clinical trials altogether.

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

In particular, each of the conditions for which we plan to evaluate our products or product candidates are rare genetic diseases with limited patient pools from which to draw for clinical trials. Further, because newborn screening for these diseases is not widely adopted, and it can be difficult to diagnose these diseases in the absence of a genetic screen, we may have difficulty finding patients who are eligible to participate in our studies. The eligibility criteria of our clinical trials will further limit the pool of available study participants. Additionally, the process of finding and diagnosing patients may prove costly. The treating physicians in our clinical trials may also use their medical discretion in advising patients enrolled in our clinical trials to withdraw from our studies to try alternative therapies. In addition, pandemics and other national or regional health emergencies may impact patient ability and willingness to travel to clinical trial sites as a result of quarantines and other restrictions, which may negatively impact enrollment in our clinical trials.

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

Failures or delays in the commencement or completion of ongoing and planned clinical trials could negatively impact commercialization efforts; result in increased costs; and delay, prevent or limit our ability to gain or maintain regulatory approval and to generate revenues and continue our business.

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

Clinical development is lengthy and uncertain. Clinical trials may be delayed, and certain programs may never advance in the clinic or may be more costly to conduct than we anticipate, any of which could have a material adverse impact on our business.

Clinical testing is expensive and complex and can take many years to complete, and its outcome is inherently uncertain. We may not be able to initiate, may experience delays in, or may have to discontinue clinical trials as a result of numerous unforeseen events, including:

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
•
clinical trials may fail to show safety or efficacy, or produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional nonclinical studies or clinical trials, or we may decide to abandon product development programs;
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

For example, in November 2026, we announced that we would not resume enrollment of our ENVISION study of ELEVIDYS.

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

We are currently evaluating an enhanced immunosuppressive regimen incorporating sirolimus intended to mitigate the risk of ALI and ALF in non-ambulatory patients, including through Cohort 8 of our ENDEAVOR study. We cannot be certain that this approach will succeed or that it will be free of its own adverse effects. Sirolimus is itself associated with known and potentially serious adverse reactions, any of which could occur in patients receiving sirolimus in combination with ELEVIDYS and could delay treatment or result in discontinuation of the use of sirolimus. Further, resumption of commercial dosing in the non-ambulatory population will depend in part on the FDA's analysis of whether sirolimus data positively changes ELEVIDYS' risk/benefit profile. If our sirolimus-based approach does not perform as anticipated, or if it introduces new safety signals of its own, our ability to resume commercial dosing in the non-ambulatory population, and the perception of ELEVIDYS more generally, could be further adversely affected. Further, such an outcome could also negatively impact the development and commercialization of our other product candidates.

If any such adverse events occur in our trials, we may decide, or the FDA, the EMA or other regulatory authorities could order us, to halt, delay or amend pre-clinical development or clinical development of our product candidates or we may be unable to receive regulatory approval of our product candidates for any or all targeted indications. For example, the FDA placed the INDs for SRP-9003, SRP-9004, SRP-6004 and SRP-9005 on clinical hold following the reported death in a patient following dosing in the Company's Phase 1 LGMD trial of SRP-9004. As a further example, in June 2025 we announced that we paused our ENVISION study for ELEVIDYS, which study was subsequently placed and remains on clinical hold. In November 2026, we announced we would not resume enrollment.

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

If there are significant delays in obtaining, or if we are unable to obtain or maintain required regulatory approvals, we will not be able to commercialize our products and product candidates in a timely manner or at all.

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

Because we are developing products for the treatment of certain diseases in which there is little clinical experience and we are using new endpoints or methodologies, there is increased risk that the FDA, the EMA or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results and that these results may be difficult to analyze. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent full or accelerated regulatory approval.

During the FDA review process, we will need to identify success criteria and endpoints such that the FDA will be able to determine the clinical efficacy and safety profile of our products or product candidates. As we are developing novel treatments for diseases in which there is little clinical experience with new endpoints and methodologies there is heightened risk that the FDA, the EMA or other regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results (reflecting a tangible benefit to patients). In addition, the resulting clinical data and results may be difficult to analyze. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a degree of statistical significance. Achieving appropriate statistical power may be challenging for some of the ultra-rare genetically defined diseases we are targeting in our programs, especially if the acceptance of descriptive data is not yet established. In addition, different methodologies, assumptions and applications we utilize to assess particular safety or efficacy parameters may yield different statistical results. Even if we believe the data collected from clinical trials of our products or product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent full or accelerated regulatory approval.

For example, we are in the process of conducting various clinical trials for ELEVIDYS, including to evaluate the use of an enhanced immunosuppressive regimen as part of treatment with ELEVIDYS for non-ambulant individuals living with Duchenne. Resumption of dosing in the non-ambulatory population will depend in part on the FDA’s analysis of whether this data positively changes ELEVIDYS’s risk/benefit profile. We intend to discuss with the FDA the results of this study and a potential pathway forward to resume commercial dosing in the non-ambulatory population. The FDA may interpret the data from these trials differently than us and, regardless of the trial results, not permit us to resume shipments to non-ambulatory patients. In addition, in November 2025, we announced topline results from our ESSENCE trial, a confirmatory trial intended to verify the clinical benefits of VYONDYS 53 and AMONDYS 45, which primary endpoint did not meet statistical significance. We submitted sNDAs related to these products in April 2026, which the FDA accepted for filing in June 2026 with, as of the date of this Quarterly Report, an expected PDUFA target action date by February 28, 2027. The FDA may interpret the results of the ESSENCE trial differently from us, which could lead to regulatory actions from the FDA, including changes to our drug labels, revocation of accelerated approvals and directives to remove these products from the market altogether.

If our study data do not consistently or sufficiently demonstrate the safety or efficacy of any of our products or product candidates, the regulatory approvals for such products or product candidates could be significantly delayed as we work to meet approval requirements, or, if we are not able to meet these requirements, such approvals could be withheld or withdrawn.

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

For drugs and biologics that have been designated as fast track products, breakthrough therapies, or RMAT therapies, or granted access to the PRIME scheme, interaction and communication between the regulatory agency and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors of drugs with fast track products or breakthrough therapies may also be able to submit marketing applications on a rolling basis, meaning that the FDA may review portions of a marketing application before the sponsor submits the complete application to the FDA, if the sponsor pays the user fee upon submission of the first portion of the marketing application. For products that receive a priority review designation, the FDA's marketing application review goal is shortened to six months, as opposed to ten months under standard review. This review goal is based on the date the FDA accepts the marketing application for review. This application validation period typically adds approximately two months to the timeline for review and decision from the date of submission. RMAT designation includes all the benefits of fast track and breakthrough therapy designations, including early interactions with the FDA, and may also support approval based on surrogate or intermediate endpoints and satisfaction of post-approval requirements through the use of alternative or expedited means, such as reliance on data from a meaningfully sized patient population and postmarketing confirmatory studies, which may be conducted after approval.

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

Preliminary or topline data from our preclinical studies and clinical trials that we announce or publish from time to time are based on preliminary analyses of then-available data, and the results, related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular preclinical study or clinical trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data. As a result, topline data should be viewed with caution until the final data are available. For example, we announced topline results from our ESSENCE trial, a confirmatory trial intended to verify the clinical benefits of VYONDYS 53 and AMONDYS 45. We submitted sNDAs related to these products in April 2026, which the FDA accepted for filing in June 2026 with, as of the date of this Quarterly Report, an expected PDUFA target action date by February 28, 2027. As another example, as part of an

FDA postmarketing study requirement for EXONDYS 51, we are conducting a Phase 3 clinical trial, MIS51ON, comparing the safety and efficacy of higher doses of eteplirsen to the approved dose.

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
•
not devote the resources necessary to sell, support, or distribute our products in the volumes and within the time frame we expect;
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

Some of the third parties on which we rely for early-stage research and pre-clinical development are located in China. There has been increased governmental focus in the U.S. on the role of Chinese companies in the life sciences industry. This focus has included U.S. legislation, such as the BIOSECURE Act, which was enacted in December 2025. The BIOSECURE Act, among other things, prohibits U.S. federal agencies from entering into or renewing any contract with, or providing any grant or loan to, any entity that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” to perform that contract, grant, or loan. Generally, a “biotechnology company of concern” is a biotechnology company that is subject to the jurisdiction, direction, control, or operates on behalf of a foreign adversary's government and poses a risk to the national security of the United States. Biotechnology companies of concern include entities listed on the Department of Defense Section 1260H list of “Chinese military companies” and additional entities to be designated through an interagency process led by the Office of Management and Budget. If one of our key China-based service providers is identified as a biotechnology company of concern, the BIOSECURE Act could cause us to seek to exit some or all of our arrangements with them and transition these services to alternative companies, which transition may be costly, time-consuming and could delay our research and pre-clinical development timelines.

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

We may also be impacted by development, operation, or production disruptions involving these third parties and our partners, the reasons for which also may be outside of their or our control. Several factors could cause production interruptions, disturbances or supply chain issues at our third party manufacturing, supply, testing, packaging, and distribution sites, including but not limited to talent acquisition/retention, equipment malfunctions, quality control and quality assurance issues, facility contamination, raw material shortages or contamination, man-made or natural disasters, public-health pandemics or epidemics, disruption in utility services, regulatory decisions and delays and possible negative effects of such delays on supply chains and expected timelines for product availability, production yield issues, shortages of qualified personnel, discontinuation of facility or business, government shutdowns, economic sanctions, human error, or disruptions in the operations of suppliers and other partners, including those caused by geopolitical conflicts or tariffs. Newly imposed or increased tariffs on pharmaceutical products, active pharmaceutical ingredients or manufacturing equipment and materials sourced from outside the U.S., including in connection with the April 2026 executive order establishing tariffs on certain imported patented pharmaceuticals, could increase our manufacturing and supply chain costs or disrupt our supply arrangements, particularly if our third-party manufacturers or their suppliers are located outside the U.S. In addition, the need to prioritize rated orders issued by the Federal Emergency Management Agency pursuant to the U.S. Defense Production Act could impact the manufacturing, supply chain and distribution of our products and product candidates. Any interruption in the operation of our third-party manufacturing, supply, packaging, release testing, or distribution partners or any of their suppliers or partners could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in supply of our products, product candidates or materials. In turn, any delay or interruption in the supply of finished commercial or clinical products could hinder our ability to distribute our products to meet commercial or clinical demand or execute our commercialization or clinical trial plans on the timing that we expect, which could result in the loss of potential revenues, adversely affect our ability to gain regulatory or market acceptance, or otherwise adversely affect our business, financial condition and prospects.

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

Our ability to accurately predict commercial demand may also be impacted by regulatory decisions. For instance, following a safety label update process, the non-ambulatory population has been removed from the Indications and Usages section of the ELEVIDYS Prescribing Information. This removal has impacted our previously forecasted demand for ELEVIDYS, which increases the risk of products and portions of our products’ supply expiring before sale or having excess materials on hand, which could have a material impact on our financial operations. To date, this has resulted in recorded reserves related to excess inventory. These types of events may continue to cause volatility in demand for ELEVIDYS, which could result in our inability to accurately forecast commercial demand for ELEVIDYS. In addition, we announced in November 2025 topline results from our ESSENCE trial, a confirmatory trial intended to verify the clinical benefits of VYONDYS 53 and AMONDYS 45. We submitted sNDAs related to these products in April 2026, which the FDA accepted for filing in June 2026 with, as of the date of this Quarterly Report, an expected PDUFA by February 28, 2027. Any future regulatory decision or action related to VYONDYS 53 or AMONDYS 45, including our anticipated PDUFA, could impact our previously-forecasted demand for these products, which may increase the risk of products and portions of our products’ supply expiring before sale or having excess materials on hand. Changes in demand also may lead to changes in our commercial relationships, including pricing, that are difficult to predict and could have a negative impact on our business.

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

As a manufacturer of pharmaceuticals, within the U.S., certain federal and state healthcare laws and regulations apply to or affect our business. These laws may constrain the business or financial arrangements and relationships through which we conduct business, including how we conduct research regarding, market, sell, and distribute our products. The laws and regulations include:

•
the federal healthcare anti-kickback law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
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
•
the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with teaching hospitals, physicians and certain non-physician practitioners as well as physician ownership interests to the federal government for re-disclosure to the public; and
•
state law equivalents of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payor, including commercial insurers, state laws regulating or requiring disclosure of financial interactions between pharmaceutical manufactures and healthcare providers (e.g., requiring pharmaceutical companies to comply with specific compliance standards that restrict financial interactions between pharmaceutical companies and healthcare companies providers), state laws requiring the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

The number and complexity of both federal and state laws continues to increase, and additional governmental resources are being used to enforce these laws and to prosecute companies and individuals who are believed to be violating them. We anticipate that government scrutiny of pharmaceutical sales and marketing practices and other activities will continue for the foreseeable future and subject us to the risk of government investigations and enforcement actions. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations, and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices are non-compliant. For example, in September 2025, the FDA stated that it intends to more aggressively enforce requirements for direct-to-consumer ("DTC") drug advertising and sent more than 100 warning or untitled letters to companies for allegedly deceptive prescription drug advertising, which represents a dramatic increase in FDA actions as compared to prior years. The FDA also announced plans to expand its oversight of digital and social media advertising and to initiate a rulemaking that would call for drug companies to disclose additional safety information in DTC broadcast advertisements. The nature and extent of changes to FDA regulations and enforcement approach is unclear but may impact pharmaceutical marketing efforts industry-wide, including for us, which could in turn impact our sales and operations. As another example, recent government communications indicate that the longstanding focus of federal enforcement agencies on pharmaceutical company activities will continue. In 2025, the U.S. Department of Justice (“DOJ”) issued a white collar enforcement plan identifying enforcement priorities for prosecuting corporate and white collar crime which includes health care fraud. Similarly, the DOJ-HHS False Claims Act Working Group enforcement priorities include drug pricing and kickbacks related to drugs paid for by federal healthcare programs. More broadly, in early 2026, the current presidential administration created a Task Force to Eliminate Fraud to coordinate and accelerate a comprehensive "whole-of-government" national strategy to stop fraud, waste, and abuse within federal benefit programs, and a new DOJ division was established for national fraud enforcement, focusing on fraud targeting federal government programs, federally funded benefits, businesses, nonprofits, and private citizens nationwide. In June 2026, the DOJ announced the results of the National Health Care Fraud Takedown, which included charges against 455 defendants for alleged participation in health care fraud and opioid abuse schemes. In October 2026, a DOJ directive identified health care fraud as one of four priorities for federal fraud prosecutors. If we were ever subject to such an investigation, we may face substantial penalties and our business, operations and financial condition could be adversely affected.

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

We may collect, use, transfer, or otherwise process proprietary, confidential, and sensitive information, including personal information and health-related data, which subjects us to numerous evolving and complex data privacy and security obligations, including various laws, regulations, guidance, and industry standards. Within the U.S., there are numerous federal and state laws and regulations related to the privacy and security of personal information. For example, at the federal level, HIPAA, as amended, and its implementing regulations establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information. While we have determined that we are neither a “covered entity” nor a “business associate” directly subject to HIPAA, many of the U.S. health care providers with which we interact are subject to HIPAA, and we may have assumed obligations related to protecting the privacy of personal information. States are increasingly regulating the privacy and security of personal information. In some states, such as California and Washington, state privacy laws are even more protective than HIPAA. For example, the CCPA, regulates companies’ use and disclosure of the personal information of California residents and grants California residents several rights with respect to their personal information. The CCPA also provides for civil penalties for violations, including statutory fines for noncompliance, as well as a limited private right of action in connection with certain data breaches, and establishes a new regulatory agency to implement and enforce the law. In addition, over 20 other states have now passed comprehensive privacy laws that have taken effect or will come into effect at various times over the next few years. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our results of operations. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, than federal or other state laws, and such laws may differ from each other, which may complicate compliance efforts. State laws are changing rapidly and there is ongoing discussion in Congress of a new federal data protection and privacy law to which we may be subject. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, and carry significant potential liability for our business.

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

Requirements are subject to challenge and change. For instance, the PHS 340B drug pricing program continues to be subject to legal and regulatory activity, including litigation, at the federal and state levels, and any related developments could alter the scope of the program and our obligation to offer discounts. Continued expansion of the PHS 340B drug pricing program and growth of entities claiming entitlement to 340B pricing, including in ways that may be inconsistent with the statutory scheme, could impact our revenue. Changes to the calculation of rebates under the Medicaid program could increase our Medicaid rebate obligations and decrease the prices charged to 340B covered entities. Any such changes in Medicare average sales price reporting could implicate those pricing calculations and the Medicare reimbursement rates for drugs. For example, beginning in 2026, manufacturers must now meet enhanced documentation and certification requirements to exclude certain service fees from pricing calculations under the Medicare program.

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

Failure to retain our key personnel or an inability to attract and retain additional qualified personnel would cause our future growth and our ability to compete to suffer. Additionally, the departure of senior leaders, including the recent departure of our Chief Executive Officer, could cause disruptions or increase the likelihood of turnover in other key employees.

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

We generated operating income of $362.7 million for the nine months ended September 30, 2026. Our accumulated deficit was $4.6 billion as of September 30, 2026. Although we currently have four commercially approved products in the U.S., we believe that it will take us some time to attain positive cash flow from operations. Since our products and product candidates target small patient populations, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. We may be unable to maintain or obtain sufficient sales volumes at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.

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

We cannot assure you that the measures we have taken to date, and actions we may take in the future, will prevent or avoid potential material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting, including as a result of impacts to our financial reporting team in light of the Restructuring, could severely inhibit our ability to accurately report our financial condition or results of operations and may result in a restatement of our financial statements for prior periods. If we are unable to conclude that our internal control over financial reporting is effective, or if management or our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, have historically been volatile. Our stock has had significant swings in trading prices, in particular in connection with our public communications regarding feedback received from regulatory authorities, the adverse events observed in non-ambulatory patients receiving ELEVIDYS and in our Phase 1 LGMD trial for SRP-9004, and our ESSENCE readout. For example, over the last twelve months, as of the date of this report, our stock has increased as much as 35% in a single day or decreased as much as 14% in a single day. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including but not limited to:

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

Broad market and industry factors may seriously affect the market price of a company’s stock, including ours, regardless of actual operating performance. For example, the trading prices of biopharmaceutical companies have been highly volatile as a result of inflation, announced tariffs and increased interest rates and overall market volatility. In addition, our operations and performance may be affected by political or civil unrest or military action, including the ongoing conflict between Russia and Ukraine, recent events in Venezuela, or the conflict in the Middle East. Additionally, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. The Company faced a securities class action litigation filed on June 26, 2025, the dismissal of which is currently subject to an appeal. In addition, related derivative lawsuits have been filed in 2025 and 2026. Such litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

Currently, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 198.0 million shares of common stock. As of September 30, 2026, there were approximately 107.2 million shares of common stock outstanding and outstanding awards to purchase 13.5 million shares of common stock under various incentive stock plans. Additionally, as of September 30, 2026, there were approximately 6.9 million shares of common stock available for future issuance under our 2026 Equity Incentive Plan and approximately 1.1 million shares of common stock available for issuance under our 2024 Employment Commencement Incentive Plan.

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

In September 2022, we issued $1,150.0 million aggregate principal amount of 2027 Notes, pursuant to that certain indenture dated as of September 16, 2022, between us, as issuer, and U.S. Bank National Association, as trustee, including $20.0 million of 2027 Notes issued to the Michael A. Chambers Living Trust in a private placement. Additionally, on August 28, 2025, the Company completed privately negotiated exchanges of $700.0 million in aggregate principal amount of 2027 Notes for consideration consisting of (i) $602.0 million in aggregate principal amount of 2030 Notes, (ii) an aggregate of 5,851,693 shares of the Company’s Common Stock, and (iii) an aggregate of approximately $127.3 million in cash. On December 18, 2025, the Company completed privately negotiated exchanges of approximately $291.4 million in aggregate principal amount of 2027 Notes for consideration consisting of (i) approximately $291.4 million in aggregate principal amount of 2030 Notes and (ii) an aggregate of approximately $31.6 million in cash. As of September 30, 2026, the aggregate principal amount of 2027 Notes totaled approximately $158.6 million and the aggregate principal amount of 2030 Notes totaled approximately $893.4 million.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of the patients using our commercially approved products, clinical trial participants and employees. Similarly, our third-party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Our ongoing operating activities also depend on functioning computer systems. Cyberattacks have increased in frequency and potential harm over time, and the methods used to gain unauthorized access constantly evolve, making it increasingly difficult to anticipate, prevent, and/or detect incidents successfully in every instance. We are required to expend significant resources in an effort to protect against security incidents and may be required or choose to spend additional resources or modify our business activities, particularly where required by applicable data privacy and security laws or regulations or industry standards. Our security measures may be insufficient, and our information technology and infrastructure, as well as that of our vendors, contractors, and other third-party partners who process information on our behalf or have access to our systems, have been and may continue to be susceptible to security incidents, disruptions, cyberattacks, ransomware, breaches, viruses, phishing attacks and other forms of social engineering, denial-of-service attacks, third-party or employee theft or misuse and other negligent actions. Any such breach could result in a material compromise of our networks, and the information stored there could be accessed, publicly disclosed, lost, stolen, or rendered, permanently or temporarily, inaccessible. Any perceived or actual unauthorized or inadvertent disclosure of personal or other confidential information, cyberattack, or other breach or theft of information could have a material impact on our business, operations or financial results. Any such access, disclosure or other loss of information, including our data being breached at third party providers, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations and damage our reputation, which could adversely affect our business.

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

Additionally, AI tools are increasingly being used in our industry, and after evaluation, we have begun using certain AI tools across our organization. We are evaluating, and will continue to evaluate, the use of AI tools throughout our organization, including tools used by our third-party vendors, collaborators and service providers that may process our proprietary and patient data. There are risks involved in developing and using AI in our operations, including related to enhanced governmental or regulatory scrutiny, potential intellectual property, data privacy, cybersecurity and quality risks associated with third-party AI tools, and our development and use of AI may not be beneficial to our business, including the development of our product candidates or our profitability or efficiency.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K12B	001-14895	3.1	6/6/13
3.2	Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-14895	3.1	6/30/15
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sarepta Therapeutics, Inc.	8-K	001-14895	3.1	6/8/20
3.4	Amended and Restated Bylaws.	8-K	001-14895	3.1	9/25/14
3.5	Amendment No. 1 to the Amended and Restated Bylaws.	8-K	001-14895	3.1	1/13/20
3.6	Second Amended and Restated Bylaws.	8-K	001-14895	3.1	12/13/22
3.7	Amendment No. 1 to Second Amended and Restated Bylaws of Sarepta Therapeutics, Inc.	8-K	001-14895	3.1	9/16/24
10.1†	Employment Agreement, dated July 24, 2026, by and between Michael Severino, M.D., and Sarepta Therapeutics, Inc.	8-K	001-14895	10.1	7/27/26
10.2†	Consulting and Advisory Agreement, dated July 26, 2026, by and between Douglas Ingram and Sarepta Therapeutics, Inc.	8-K	001-14895	10.2	7/27/26
10.3^

Settlement Agreement between REGENXBIO Inc., The Trustees of the University of Pennsylvania, Sarepta Therapeutics, Inc., Sarepta Therapeutics Three, LLC, and Catalent, Inc., entered into as of September 23, 2026.

						X
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

^ Certain identified information has been excluded from the exhibit because it is both (i) not material and (ii) the type of information the registrant treats as private or confidential.

**

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAREPTA THERAPEUTICS, INC. (Registrant)

Date: November 5, 2026	By:	/s/ MICHAEL SEVERINO, M.D.
Michael Severino, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ RYAN H. WONG
Ryan H. Wong
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)